Form 10QSB
period 1997-11-30
SYNAPTX WORLDWIDE INC
filed 1998-01-20
CIK 1043933

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                    FORM 10 - QSB

          [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended November 30, 1997

                                          OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________  to  __________

                           Commission File Number   0-22969

                               SYNAPTX WORLDWIDE, INC.

                              UTAH                        87-0375342
                (State or other jurisdiction of       (I.R.S. Employer
                  incorporation or organization)        Identification No.)

                     385 AIRPORT ROAD, SUITE A, ELGIN, IL  60123

          Registrant's telephone no., including area code:  (847)  622-0200

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X    No
              ---      ___

                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                         OUTSTANDING AS OF
                       CLASS                             DECEMBER 31, 1997
          Common Stock, $ .001 par value                     5,236,660

                                  TABLE OF CONTENTS


          Heading                                                      Page
          -------                                                      ----
                            PART  I.  FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets - November 30,
                     1997 and August 31, 1997

                     Consolidated Statements of Operations -
                     three months ended November 30, 1997 and
                     1996

                     Consolidated Statements of Cash Flows -
                     three months ended November 30, 1997 and
                     1996

                     Notes to Consolidated Financial Statements

          Item 2.    Management's Discussion and Analysis
                     and Results of Operations

                             PART  II.  OTHER INFORMATION

          Item 1.    Legal Proceedings

          Item 2.    Changes in Securities

          Item 3.    Defaults Upon Senior Securities

          Item 4.    Submission of Matters to a Vote of
                     Securities Holders

          Item 5.    Other Information

          Item 6.    Exhibits and Reports on Form 8-K

                     SIGNATURES

                                       PART  I

          ITEM 1.   FINANCIAL STATEMENTS

               The following unaudited Condensed Consolidated Financial Statements for the three month periods ended November 30, 1997 and 1996 have been prepared by the Company.

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
          AS OF NOVEMBER 30, 1997 AND AUGUST 31, 1997


                                                NOVEMBER 30      AUGUST 31,
                                                (UNAUDITED)      (AUDITED)
                                                -----------      ----------
          ASSETS
          CURRENT ASSETS:
             Cash                                $   68,802     $   58,265
             Accounts receivable                    950,363      1,001,638
             Prepaid expenses and
                deposits                             42,392         44,662
                                                 ----------     ----------
                Total current assets              1,061,557      1,104,565

          PROPERTY AND EQUIPMENT                    277,349        254,990
             Less accumulated depreciation          (88,850)       (69,041)
                                                 ----------     ----------
                Net property and equipment          188,499        185,949


          COSTS IN EXCESS OF NET ASSETS ACQUIRED
             (net of accumulated amortization of
              $173,654 and $129,372)              1,587,391      1,631,673
          OTHER ASSETS                               83,264         60,998
                                                 ----------     ----------
          TOTAL ASSETS                          $ 2,920,711    $ 2,983,185
                                                ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          CURRENT LIABILITIES:
             Accounts payable                    $  640,349    $   679,477
             Accrued expenses and taxes             294,071        199,644
             Notes payable                          261,702        295,482
             Current portion of long-term debt        7,934          8,120
             Deferred revenue                       309,000        414,700
                                                 ----------     ----------
                Total current liabilities         1,513,056      1,597,423

          LONG-TERM DEBT, NET OF CURRENT PORTION     20,200         21,200
          COMMITMENTS                                     -              -

          STOCKHOLDERS' EQUITY (DEFICIT)
             Preferred stock; $.001 par value;
                10,000,000 shares authorized,
                none issued                               -              -
             Common stock; $.001 par value;
                25,000,000 shares authorized,
                5,208,660 and 5,193,660
                issued and outstanding                5,209          5,194
             Additional paid in capital           2,081,395      2,052,977
             Deficit                               (699,149)      (693,609)
                                                 ----------     ----------
                   Total stockholders'
                      equity (deficit)            1,387,455      1,364,562
                                                 ----------     ----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                   $ 2,920,711    $ 2,983,185
                                                ===========    ===========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996



                                                     1997           1996
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------
          NET SALES AND REVENUES:
             Marketing services and production  $ 1,222,433    $   592,926
             Commission income                      265,090              -
             Executive placement fees                15,330              -
                                                 ----------     ----------
                 Total revenues                   1,502,853        592,926
                                                 ----------     ----------


          COST OF SALES AND REVENUES              1,028,206        439,290
                                                 ----------     ----------

          GROSS PROFIT                              474,647        153,636

          Selling, general and administrative
             expenses                               406,040        248,961
          Depreciation and Amortization              64,091         32,130
                                                 ----------     ----------

          LOSS FROM OPERATIONS                        4,516       (127,455)

          Interest expense                           10,056         23,093
                                                 ----------     ----------

          NET LOSS                              $    (5,540)   $  (150,548)
                                                ===========    ===========

          WEIGHTED AVERAGE SHARES OUTSTANDING     5,201,160      3,075,050

          NET LOSS PER SHARE                    $     (0.00)   $     (0.05)
                                                ===========    ===========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                     1997           1996
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------

          CASH FLOWS FROM OPERATING ACTIVITIES
             Net loss                             $  (5,540)     $(150,548)
             Adjustments to reconcile net loss
                to net cash (used in) provided
                by operating activities:
             Depreciation                            19,809         10,700
             Non cash rent expense                        -              -
             Amortization                            44,282         21,430
             Changes in assets and liabilities
                net of assets acquired:
             Decrease (increase) in
                 accounts receivable                 51,275       (173,539)
             Decrease in other current assets         2,270         24,263
             (Decrease) increase in
                accounts payable                    (39,128)       109,390
             Increase (decrease) in
                accrued expenses and taxes           94,427       (165,527)
             (Decrease) increase in
                deferred revenue                   (105,700)        85,000
                                                 ----------     ----------
             Net cash (used in) provided by
                operating activities                 61,695       (238,831)
                                                 ----------     ----------


          CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and
                equipment                           (21,359)       (64,204)
             Cash paid for acquisitions                   -              -
             Additions to other assets              (22,266)       (11,317)
                                                 ----------     ----------
                Net cash used in investing
                   activities                       (44,625)       (75,521)
                                                 ----------     ----------

          CASH FROM FINANCING ACTIVITIES
             (Reductions in) bank lines of credit   (33,780)       (45,619)
             (Reductions in) long-term debt          (1,186)       (57,942)
             Decrease in restricted cash                  -         10,000
             (Decrease) in liability to
                private placement subscribers             -        (10,000)
             Decrease in deferred placement costs         -          5,000
             Decrease in due from Maxwell Partners        -         50,000
             Increase in due to related party             -         26,200
             (Decrease) in due to officer                 -        (32,000)
             Issuance of common stock-net            28,433        368,713
                                                 ----------     ----------
                Cash provided by (used in)
                    financing activities             (6,533)       314,352
                                                 ----------     ----------


          NET INCREASE IN CASH                       10,537              -

          Cash at beginning of Period                58,265              -
                                                 ----------     ----------

          CASH AT END OF YEAR                     $  68,802      $       -
                                                ===========    ===========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          UNAUDITED

          NOTE 1.  BASIS OF PRESENTATION

               The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

               The results of operations for the three month periods ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

               The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.

               These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-SB/A for the fiscal year ended August 31, 1997, as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

               The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

               The Company has experienced recurring losses from operations as a result of its investment in personnel necessary to achieve its operating plan which is long-range in nature. In addition to the net loss of $5,540 for the three-month period ended November 30, 1997, as included herein, for the years ended August 31, 1997 and 1996 the Company realized
               net losses of $602,555 and $72,541, respectively.   For the
               ten months ended August 31, 1995 (initial period of operation), the Company experienced a net loss of $18,513. At November 30, 1997, the Company has a working capital deficit of $451,499, supported by positive stockholders' equity of $1,387,455.

               The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

               Although the Company is pursuing a secondary private placement plus the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all, or complete its secondary private placement. Failure to secure such financing or complete its secondary private placement may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans. In addition, if the Company is unable to meet its obligations under its credit agreements, such creditors shall have the right to foreclose on the assets of the Company, which will be prior to the interests of the holders of Common Stock.

               The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

          NOTE 2.  PRINCIPLES OF CONSOLIDATION

               The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc,. acquired in June, 1996, Synaptx Impulse, Inc., acquired in October,
               1996, and ORAYCOM, Inc., acquired in June, 1997.   Upon
               consolidation, significant intercompany accounts, transactions and profits are eliminated.

          NOTE 3.  PRIVATE PLACEMENTS

               On October 2, 1997, the former owner of ORAYCOM, Inc. who is an existing employee of the Company purchased 15,000 shares of the Company's common stock, at the then fair market value of $2.00 per share, resulting in receipt of $30,000.

               On October 22, 1997, the Board of Directors authorized a second private placement of up to $2,000,000 in either shares of the Company's common stock at $2.30 per share or of units at $3.00 per unit consisting of one share of the Company's common stock and a warrant to purchase an additional share of the Company's common stock at $2.30 per share with an exercisable life of five years. The period of this offering extends through January 20, 1998. Through January 14, 1998, 28,000 shares of the Company's common stock plus stock warrants representing the right to purchase 15,000 shares of the Company's common stock at $2.30 per share have been issued resulting in proceeds of $74,900, all received after November 30, 1997.

          NOTE 4.  SUPPLEMENTAL CASH FLOW DISCLOSURES

               On October 1, 1996 the Company purchased all of the capital stock of Maxwell Partners, Inc. (N/K/A Synaptx Impulse, Inc.), for $690,000 utilizing the Company's $.001 par value common stock. In conjunction with the acquisition, assets with a fair value of $591,384 were acquired and liabilities of $1,160,026 were assumed. Though cash of $43,231 was paid for this and a subsequent acquisition, none of these payments applied to the three month periods ended November 30, 1997 or 1996.

               Cash paid for interest was $11,200 and $10,423 for the three month periods ended November 30, 1997 and 1996, respectively.

          NOTE 5.  SUBSEQUENT EVENTS

               On January 5, 1998, the Company acquired WG Controls, Inc., an Illinois Corporation, ("WG Controls") for 285,715 shares of the Company's $ .001 par value common stock, 137,143 shares of the Company's $ .001, Series A, convertible preferred stock and $270,000 in cash payable as follows:
               $125,000 on the first anniversary date of the Agreement, $125,000 on the second anniversary date of the Agreement, and $20,000 on the third anniversary date of the Agreement. The total initial cost of the acquisition is approximately $1,112,400, which is anticipated to exceed the fair value of the net assets being acquired by approximately $1,000,000. The excess will be amortized on the straight-line method over twenty years.

               Additionally, pursuant to the terms of the acquisition, the former shareholders of WG Controls may earn additional purchase price consideration in the form of additional common stock of the Company based on the attainment of both "commission revenues" and "earnings" above specified levels by WG Controls beginning January 1, 1998 through December 31, 1999. The additional consideration is specified as fixed amounts for the attainment of specified annual "commission revenues" and "earnings" for the subsequent calendar years ending December 31, 1998 and 1999. If WG Controls meets the specified "commission revenues" and "earnings" amounts, the additional consideration could amount to $1,000,000. The additional consideration, if any, would be added to the cost in excess of net assets acquired and will be amortized on the straight-line method over the remaining life of the twenty year amortization period, described above.

               WG Controls is a sales representative firm based in Illinois (approximately fifteen miles northwest of Chicago) that provides field sales and business development support for specified product lines and/or territories for clients under contract who include RELTEC, Thomas & Bettes and Johanson in addition to approximately 15 other clients. Revenues represent the earning of commissions on its customers' sales.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company is a fully integrated service provider of consulting, marketing, sales advice and implementation strategies serving customers in the telecommunications and information industries. The Company operates in one business segment. The Company's fiscal year ends August 31.

          OVERVIEW

               The Company plans marketing programs and develops sales and marketing literature for print and electronic media for which consulting fees are charged and production revenues are generated, represents certain product lines of customers serving the telecommunications (both voice and data networking) and cable TV industries as sales representatives for which commission income is being earned, and places executives in positions at telecommunications clients, primarily in sales and marketing positions, for which executive placement fees are being realized as revenues based upon an agreed upon percentage of salary and other compensation of the individuals so hired.

               The Company's objective is to use its knowledge of and its sales and marketing resources focused on the telecommunications industry to acquire and improve equipment manufacturers and software developers. Targeted acquisition candidates would include companies that have demonstrated an ability to envision, design and commercialize unique telecommunications products and services. Once such an entity is acquired, the Company will direct its sales, marketing and managerial resources toward achieving increased revenues and earnings. To date, the Company has only acquired companies that support its core services of consulting, marketing and sales. They will be the foundation to help create the potential revenues and earnings growth for target acquirees.

               The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, complete a secondary private placement, and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

          RESULTS OF OPERATIONS

               The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended November 30, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Three Months Ended
                                                           November 30,
                                                        ------------------
                                                          1997       1996
                                                          ----       ----
                                                            (Unaudited)

               Net sales and revenues . . . . . . . .     100%       100%
               Cost of sales  . . . . . . . . . . . .      68%        74%
                                                          ----       ----
               Gross Profit . . . . . . . . . . . . .      32%        26%
               Selling, general and administrative
               expenses . . . . . . . . . . . . . . .      31%        47%
                                                          ----       ----

               Operating income (loss)  . . . . . . .       1%       (21%)
               Interest expense . . . . . . . . . . .       1%         4%
                                                          ----       ----

               Net loss . . . . . . . . . . . . . . .      (0%)     ( 25%)
                                                          ====       ====


          NET SALES AND REVENUES

               The Company's net sales and revenues increased by $909,927 or 153%, from $592,926 for the three months ended November 30, 1996 ("1Q/97") to $1,502,853 for the three months ended November 30, 1997 ("1Q/98"). The increase was attributable to increases of $629,507 from Marketing Services and Production, $265,090 from Commission Income, and $15,330 from Executive Placement Fees. The increases are in part due to 1Q/98 figures having a full three months of activity of the three major revenue sources, Synaptx Impulse ("Impulse"), Synaptx Access ("Access"), and ORAYCOM ("ORAYCOM"), while 1Q/97 revenues included only two months of activity for Impulse and no activity for ORAYCOM.

          COST OF SALES

               Cost of sales and revenues increased by $588,916 in 1Q/98, or 134%, from $439,290 in 1Q/97 to $1,028,206 in 1Q/98. The increase was primarily due to 1Q/98 amounts including a full three months of activity for the three major revenue sources, while 1Q/97 included only two months of activity for Impulse, and no activity for ORAYCOM.

          GROSS PROFIT

               The Company's gross profit margin, was 25.9% and 31.6% for 1Q/97 and 1Q/98, respectively. The increase in gross profit margin of 5.7 points in 1Q/98 is attributable to a more favorable mix of revenues, concentrating more on higher margin professional fees and sales commissions and de-emphasizing lower margin production type work.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses, including depreciation and amortization, increased by $189,040 in 1Q/98 or 67% from $281,091 in 1Q/97 to $470,131 in 1Q/98. This increase is primarily attributable to a full quarter of operations for the major subsidiaries in 1Q/98, versus only two months of activity for Impulse, and no activity for ORAYCOM in 1Q/97 and an increase of approximately $30,000 in depreciation and amortization, primarily associated with the above described acquisitions.

          INTEREST EXPENSE

               Interest expense decreased by $13,037 in 1Q/98 or 56%, from $23,093 in 1Q/97 to $10,056 in 1Q/98. This decrease is attributable to the repayment of a short-term loan in the subsequent quarter with $14,000 of interest attributable to amortization of stock warrants issued at an exercise price below fair market value.

          NET OPERATING LOSS

               The Company has accumulated approximately $460,000 of net operating loss carryforwards as of November 30, 1997, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2012. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended August 31, 1997 or for the three months ended November 30, 1997 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company's principal cash requirements are for selling, general and administrative expenses, primarily outside consultants such as independent contractors who provide design, copywriting and professional marketing and sales consulting services, employee costs, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from an initial private placement of the Company's common stock which raised $753,993 of net proceeds, a stock rights offering to then existing shareholders which raised $7,828, a private placement to an existing employee of the Company which raised $30,000 and a secondary private placement which has raised $74,900, plus cash derived from operations. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements although no agreements for such additional financing have been reached as of the date of this filing.

          Three Months Ended November 30, 1997

                    Cash increased from $10,537 at the beginning of
               the period to $68,802 at the end of the period. Net cash provided by operations was $61,695 mainly attributable to non-cash expense items (depreciation and amortization) of $64,091 and a net increase in accounts payable and accrued expenses of $55,299 and a decrease in accounts receivable of $51,275, offset by the net loss of $5,540 and a decrease in deferred revenue of $105,700.

                    Net cash used in investing activities was $44,625
               attributable to additions to fixed assets of $22,359 and additions to other long term assets of $22,266.

                    Net cash used in financing activities was $6,533
               primarily attributable to proceeds from issuance of common stock of $28,433, offset by reductions in bank lines of credit of $33,780.

          Three Months Ended November 30, 1996

                    Cash balances remained unchanged at $-0-.  Net
               cash used in operations was $238,831 attributable to the net loss of $150,548, an increase in accounts receivable of $173,539 and a net decrease in accounts payable and accrued expenses of $56,137, offset by non-cash expense items (depreciation and amortization) of $32,130, a decrease in other current assets of $24,263, and a decrease in deferred revenue of $85,000.

                    Net cash used in investing activities was $75,251,
               primarily attributable to additions to fixed assets of $65,204 and additions to other long-term assets of $11,317.

                    Net cash provided by financing activities was $314,352,
               primarily attributable to proceeds from the issuance of common stock of approximately $370,000 and to amounts advanced to Maxwell Partners, Inc., realized upon acquisition of $50,000, offset by reductions in the bank line of credit and debt of approximately $100,000.

          INFLATION

               In the opinion of management, inflation has not had a material effect on the operations of the Company.

          RISK FACTORS AND CAUTIONARY STATEMENTS

               Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenues, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                       PART  II


          ITEM 5.   OTHER INFORMATION

                    On January 5, 1998, the Company acquired WG Controls, Inc., an Illinois Corporation, ("WG Controls") for 285,715 shares of the Company's $ .001 par value common stock, 137,143 shares of the Company's $ .001, Series A, convertible preferred stock and $270,000 in cash payable as follows: $125,000 on the first anniversary date of the Agreement, $125,000 on the second anniversary date of the Agreement, and $20,000 on the third anniversary date of the Agreement. The total initial cost of the acquisition is approximately $1,112,400, which is anticipated to exceed the fair value of the net assets being acquired by approximately $1,000,000. The excess will be amortized on the straight-line method over twenty years.

               Additionally, pursuant to the terms of the acquisition, the former shareholders of WG Controls may earn additional purchase price consideration in the form of additional common stock of the Company based on the attainment of both "commission revenues" and "earnings" above specified levels by WG Controls beginning
          January 1, 1998 through December 31, 1999. The additional consideration is specified as fixed amounts for the attainment of specified annual "commission revenues" and "earnings" for the subsequent calendar years ending December 31, 1998 and 1999. If WG Controls meets the specified "commission revenues" and "earnings" amounts, the additional consideration could amount to $1,000,000. The additional consideration, if any, would be added to the cost in excess of net assets acquired and will be amortized on the straight-line method over the remaining life of the twenty year amortization period, described above.

               WG Controls is a sales representative firm based in Illinois (approximately fifteen miles northwest of Chicago) that provides field sales and business development support for specified product lines and/or territories for clients under contract who include RELTEC, Thomas & Bettes and Johanson in addition to approximately 15 other clients. Revenues represent the earning of commissions on its customers' sales. Management believes that the opportunity of providing a national Client sales representation focus will allow for increased geographic service scope with existing clients and an opportunity of adding additional clients. Financial statements required will be filed upon completion of the audits of WG Controls, but no later that sixty (60) days from the date this report is filed, or March 23, 1998.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     27   Financial Data Schedule


               (b) No reports were filed on Form 8-K during this quarter.

                                      SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SYNAPTX WORLDWIDE, INC.


          Date:  January 20, 1998            By /s/Ronald L. Weindruch
                                               ----------------------------
                                             RONALD L. WEINDRUCH, President
                                             and Chief Executive Officer


          Date:  January 20, 1998            By /s/ Richard E. Hanik
                                               ----------------------------
                                             RICHARD E. HANIK
                                             Chief Financial Officer

                                EXHIIT INDEX



          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule