Form 10QSB/A
period 1997-11-30
SYNAPTX WORLDWIDE INC
filed 1998-01-22
CIK 1043933

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                    FORM 10 - QSB/A
                                   (AMENDMENT NO. 1)


          [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended November 30, 1997

                                          OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________  to  __________

                           Commission File Number   0-22969

                               SYNAPTX WORLDWIDE, INC.

         (Exact name of small business issuer as specified in its charter)


                              UTAH                        87-0375342
                (State or other jurisdiction of       (I.R.S. Employer
                  incorporation or organization)        Identification No.)

                     385 AIRPORT ROAD, SUITE A, ELGIN, IL  60123

                       (Address of principal executive offices)


          Registrant's telephone no., including area code:  (847)  622-0200

                             (Issuer's telephone number)


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

                     Consolidated Statements of Operations -
                     three months ended November 30, 1997 and
                     1996

                     Consolidated Statements of Cash Flows -
                     three months ended November 30, 1997 and
                     1996

                     Notes to Consolidated Financial Statements

          Item 2.    Management's Discussion and Analysis
                     and Results of Operations

                             PART  II.  OTHER INFORMATION


          Item 2.    Changes in Securities and Use of Proceeds


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

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
          AS OF NOVEMBER 30, 1997 AND AUGUST 31, 1997


                                                NOVEMBER 30      AUGUST 31,
                                                (UNAUDITED)      (AUDITED)
                                                -----------      ----------
          ASSETS
          CURRENT ASSETS:
             Cash                                $   68,802     $   58,265
             Accounts receivable                    950,363      1,001,638
             Prepaid expenses and
                deposits                             42,392         44,662
                                                 ----------     ----------
                Total current assets              1,061,557      1,104,565

          PROPERTY AND EQUIPMENT                    277,349        254,990
             Less accumulated depreciation          (88,850)       (69,041)
                                                 ----------     ----------
                Net property and equipment          188,499        185,949


          COSTS IN EXCESS OF NET ASSETS ACQUIRED
             (net of accumulated amortization of
              $173,654 and $129,372)              1,587,391      1,631,673
          OTHER ASSETS                               83,264         60,998
                                                 ----------     ----------
          TOTAL ASSETS                          $ 2,920,711    $ 2,983,185
                                                ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES:

             Accounts payable                    $  640,349    $   679,477
             Accrued expenses and taxes             294,071        199,644
             Notes payable                          261,702        295,482
             Current portion of long-term debt        7,934          8,120
             Deferred revenue                       309,000        414,700
                                                 ----------     ----------
                Total current liabilities         1,513,056      1,597,423

          LONG-TERM DEBT, NET OF CURRENT PORTION     20,200         21,200
          COMMITMENTS                                     -              -


          STOCKHOLDERS' EQUITY

             Preferred stock; $.001 par value;
                10,000,000 shares authorized,
                none issued                               -              -
             Common stock; $.001 par value;
                25,000,000 shares authorized,
                5,208,660 and 5,193,660
                issued and outstanding                5,209          5,194
             Additional paid in capital           2,081,395      2,052,977
             Deficit                               (699,149)      (693,609)
                                                 ----------     ----------

                   Total stockholders'
                      equity                      1,387,455      1,364,562
                                                 ----------     ----------



          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                             $ 2,920,711    $ 2,983,185
                                                ===========    ===========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996



                                                     1997           1996
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------
          NET SALES AND REVENUES:
             Marketing services and production  $ 1,222,433    $   592,926
             Commission income                      265,090              -
             Executive placement fees                15,330              -
                                                 ----------     ----------
                 Total revenues                   1,502,853        592,926
                                                 ----------     ----------


          COST OF SALES AND REVENUES              1,028,206        439,290
                                                 ----------     ----------

          GROSS PROFIT                              474,647        153,636

          Selling, general and administrative
             expenses                               406,040        248,961

          Depreciation and amortization              64,091         32,130
                                                 ----------     ----------



          INCOME (LOSS) FROM OPERATIONS               4,516       (127,455)


          Interest expense                           10,056         23,093
                                                 ----------     ----------

          NET LOSS                              $    (5,540)   $  (150,548)
                                                ===========    ===========

          WEIGHTED AVERAGE SHARES OUTSTANDING     5,201,160      3,075,050

          NET LOSS PER SHARE                    $     (0.00)   $     (0.05)
                                                ===========    ===========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                     1997           1996
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------

          CASH FLOWS FROM OPERATING ACTIVITIES
             Net loss                             $  (5,540)     $(150,548)
             Adjustments to reconcile net loss
                to net cash (used in) provided
                by operating activities:
             Depreciation                            19,809         10,700


             Amortization                            44,282         21,430
             Changes in assets and liabilities
                net of assets acquired:
             Decrease (increase) in
                 accounts receivable                 51,275       (173,539)
             Decrease in other current assets         2,270         24,263
             (Decrease) increase in
                accounts payable                    (39,128)       109,390
             Increase (decrease) in
                accrued expenses and taxes           94,427       (165,527)
             (Decrease) increase in
                deferred revenue                   (105,700)        85,000
                                                 ----------     ----------

             Net cash provided by (used in)
                operating activities                 61,695       (238,831)
                                                 ----------     ----------



          CASH FLOWS FROM INVESTING ACTIVITIES

             Additions to property, plant and
                equipment                           (22,359)       (64,204)

             Additions to other assets              (22,266)       (11,317)
                                                 ----------     ----------
                Net cash used in investing
                   activities                       (44,625)       (75,521)
                                                 ----------     ----------

          CASH FROM FINANCING ACTIVITIES
             (Reductions in) bank lines of credit   (33,780)       (45,619)
             (Reductions in) long-term debt          (1,186)       (57,942)
             Decrease in restricted cash                  -         10,000
             (Decrease) in liability to
                private placement subscribers             -        (10,000)
             Decrease in deferred placement costs         -          5,000
             Decrease in due from Maxwell Partners        -         50,000
             Increase in due to related party             -         26,200
             (Decrease) in due to officer                 -        (32,000)
             Issuance of common stock-net            28,433        368,713
                                                 ----------     ----------

                Cash (used in) provided by
                    financing activities             (6,533)       314,352
                                                 ----------     ----------



          NET INCREASE IN CASH                       10,537              -

          Cash at beginning of Period                58,265              -
                                                 ----------     ----------

          CASH AT END OF PERIOD                   $  68,802      $       -
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

          NOTE 2.  PRINCIPLES OF CONSOLIDATION


               The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc., acquired in June, 1996, Synaptx Impulse, Inc., acquired in October,
               1996, and ORAYCOM, Inc., acquired in June, 1997.   Upon
               consolidation, significant intercompany accounts, transactions and profits are eliminated.


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

          NET OPERATING LOSS

               The Company has accumulated approximately $460,000 of net operating loss carryforwards as of November 30, 1997, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry forwards expire in the year 2012. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended August 31, 1997 or for the three months ended November 30, 1997 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.


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


          Three Months Ended November 30, 1997


                    Cash increased $10,537 from $58,265 at the beginning
               of the period to $68,802 at the end of the period. Net cash provided by operations was $61,695 mainly attributable to non-cash expense items (depreciation and amortization) of $64,091 and a net increase in accounts payable and accrued expenses of $55,299 and a decrease in accounts receivable of $51,275, offset by the net loss of $5,540 and a decrease in deferred revenue of $105,700.


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

          Three Months Ended November 30, 1996


                    Cash balances remained unchanged at $-0-.  Net
               cash used in operations was $238,831 attributable to the net loss of $150,548, an increase in accounts receivable of $173,539 and a net decrease in accounts payable and accrued expenses of $56,137, offset by non-cash expense items (depreciation and amortization) of $32,130, a decrease in other current assets of $24,263, and an increase in deferred revenue of $85,000.



                    Net cash used in investing activities was $75,521,
               primarily attributable to additions to fixed assets of $64,204 and additions to other long-term assets of $11,317.


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

                                       PART  II


          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               (a) See Note 3 to Notes to Condensed Consolidated Financial Statements.



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


               WG Controls is a sales representative firm based in Illinois (approximately fifteen miles northwest of Chicago) that provides field sales and business development support for specified product lines and/or territories for clients under contract who include RELTEC, Thomas & Bettes and Johanson in addition to approximately 15 other clients. Revenues represent the earning of commissions on its customers' sales. Management believes that the opportunity of providing a national Client sales representation focus will allow for increased geographic service scope with existing clients and an opportunity of adding additional clients. Financial statements required will be filed upon completion of the audits of WG Controls, but no later than sixty (60) days from the date this report is filed, or March 23, 1998.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits


                     10.1 Agreement and Plan of Merger dated January 1, 1998, by and among Synaptx Worldwide, Inc., Synaptx Controls, Inc., WG Controls, Inc., and James M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon.

                     10.2 Employment Agreement between WG Controls, Inc. and James M. Gleason

                     10.3 Non-Compete Agreement between Synaptx Worldwide, Inc. and James M. Gleason


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


                                             SYNAPTX WORLDWIDE, INC.


          Date:  January 20, 1998            By /s/Ronald L. Weindruch
                                               ----------------------------
                                             RONALD L. WEINDRUCH, President
                                             and Chief Executive Officer


          Date:  January 20, 1998            By /s/ Richard E. Hanik
                                               ----------------------------
                                             RICHARD E. HANIK
                                             Chief Financial Officer

                                EXHIBIT INDEX




          Exhibit          Description
          -------          -----------


           10.1 Agreement and Plan of Merger dated January 1, 1998, by and among Synaptx Worldwide, Inc., Synaptx Controls, Inc., WG Controls, Inc., and James M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon.

            10.2            Employment Agreement between WG Controls, Inc.
                            and James M. Gleason

            10.3 Non-Compete Agreement between Synaptx Worldwide, Inc. and James M. Gleason


            27             Financial Data Schedule