Form 10QSB
period 1998-02-28
SYNAPTX WORLDWIDE INC
filed 1998-04-13
CIK 1043933

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                    FORM 10 - QSB

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended February 28, 1998

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                              ----------    ---------

                           Commission File Number   0-22969

                               SYNAPTX WORLDWIDE, INC.
          (Exact Name of Small Business Issuer as specified in its charter)

                              Utah                       87-0375342
                    (State or other jurisdiction of    (I.R.S. Employer
                    incorporation or organization)     Identification No.)

                  168 E. Highland Avenue, Suite 300, Elgin, IL 60120
                       (Address of Principal Executive Offices)

          Registrant's telephone no., including area code:  (847)  622-0200
                              (Issuers telephone number)

                     385 Airport Road, Suite A, Elgin, IL  60123
           (Former name, former address, and former fiscal year if changed since last report)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                        Outstanding as of
                       Class                             March 31, 1998
          Common Stock, $ .001 par value                   5,537,375

                                  TABLE OF CONTENTS

          Heading                                                      Page
          -------                                                      ----

                     PART  I.  FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements            3

                   Consolidated Balance Sheets - February 28,
                   1998 and August 31, 1997                               4

                   Consolidated Statements of Operations -
                   three months ended February 28, 1998 and 1997          5

                   Consolidated Statements of Operations -
                   six months ended February 28, 1998 and 1997            6

                   Consolidated Statements of Cash Flows -
                   six months ended February 28, 1998 and 1997            7

                   Notes to Condensed Consolidated Financial Statements   8

          Item 2.  Management's Discussion and Analysis
                   and Results of Operations                             11


                     PART  II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                    15

                     SIGNATURES                                          15

          PART  I

          ITEM 1.   FINANCIAL STATEMENTS

               The following unaudited Condensed Consolidated Financial Statements for the three and six month periods ended February 28, 1998 and 1997 have been prepared by the Company.

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
          AS OF FEBRUARY 28, 1998 AND AUGUST 31, 1997

                                        FEBRUARY 28, 1998   AUGUST 31, 1997
                                           (UNAUDITED)         (AUDITED)
                                        -----------------   --------------
          ASSETS
          CURRENT ASSETS:
             Cash                          $  122,064          $   58,265
             Accounts receivable              920,448           1,001,638
             Prepaid expenses and
               deposits                        93,096              44,662
                                           ----------          ----------
                  Total current assets      1,135,608           1,104,565

          PROPERTY AND EQUIPMENT              333,563             254,990
          Less accumulated depreciation      (116,508)            (69,041)
                                           ----------          ----------
             Net property and equipment       217,055             185,949

          COSTS IN EXCESS OF NET ASSETS
             ACQUIRED
             (net of accumulated amortization
             of $268,876 and $129,372)      2,463,859           1,631,673
          OTHER ASSETS                        274,198              60,998
                                           ----------          ----------

          TOTAL ASSETS                     $4,090,720          $2,983,185
                                           ==========          ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES:
             Accounts payable              $  923,336          $  679,477
             Accrued expenses and taxes       346,649             199,644
             Notes payable                    294,173             295,482
             Current portion of
                long-term debt                131,283               8,120
             Deferred revenue                 144,000             414,700
                                           ----------          ----------
                Total current liabilities   1,839,441           1,597,423

          LONG-TERM DEBT,
             NET OF CURRENT PORTION           266,900              21,200

          COMMITMENTS                              --                  --

          STOCKHOLDERS' EQUITY
             Cumulative, convertible
                preferred stock;
                $.001 par value;
                10,000,000 shares
                authorized, 137,143
                issued and outstanding            137                  --
             Common stock; $.001 par value;
                25,000,000 shares authorized,
                5,537,375 and 5,193,660
                issued and outstanding          5,538               5,194
             Additional paid in capital     3,070,140           2,052,977
             Deficit                       (1,091,436)           (693,609)
                                           ----------          ----------
                  Total stockholders'
                      equity                1,984,379           1,364,562
                                           ----------          ----------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY          $4,090,720          $2,983,185
                                           ==========          ==========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                                    1998           1997
                                                 (UNAUDITED)    (UNAUDITED)
                                                  ---------      ---------

          NET SALES AND REVENUES:
             Marketing services and
                production                       $1,008,547    $  958,482
             Commission income                      447,033            --
             Executive placement fees                22,000            --
                                                 ----------    ----------
                Total revenues                    1,477,580       958,482

          COST OF SALES AND REVENUES              1,245,653       696,637
                                                 ----------    ----------

          GROSS PROFIT                              231,927       261,845

          Selling, general and administrative
             expenses                               530,376       357,062
          Depreciation and amortization              81,099        49,415
                                                 ----------    ----------

          LOSS FROM OPERATIONS                     (379,548)     (144,632)

          Interest expense                           12,741         8,449
                                                 ----------    ----------

          NET LOSS                                 (392,289)     (153,081)

          Cumulative convertible
             preferred stock dividend
             requirements                             6,800            --
                                                 ----------    ----------

          Net loss applicable to
             common shareholders                 $ (399,089)   $ (153,081)
                                                 ==========    ==========

          WEIGHTED AVERAGE SHARES OUTSTANDING     5,377,518     4,107,753

          BASIC AND DILUTED NET LOSS PER SHARE   $    (0.07)   $    (0.04)
                                                 ==========    ==========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                                    1998           1997
                                                 (UNAUDITED)    (UNAUDITED)
                                                  ---------      ---------

          NET SALES AND REVENUES:
             Marketing services and
                production                       $2,230,980    $1,551,408
             Commission income                      712,123            --
             Executive placement fees                37,330            --
                                                 ----------    ----------
                Total revenues                    2,980,433     1,551,408

          COST OF SALES AND REVENUES              2,273,858     1,135,927
                                                 ----------    ----------

          GROSS PROFIT                              706,575       415,481

          Selling, general and administrative
             expenses                               937,916       606,023
          Depreciation and amortization             143,690        81,545
                                                 ----------    ----------

          LOSS FROM OPERATIONS                     (375,031)     (272,087)

          Interest expense                           22,796        31,542
                                                 ----------    ----------

          NET LOSS                                 (397,827)     (303,629)

          CUMULATIVE CONVERTIBLE PREFERRED
             STOCK DIVIDEND REQUIREMENTS              6,800            --
                                                 ----------    ----------

          NET LOSS APPLICABLE TO
             COMMON SHAREHOLDERS                 $ (404,627)   $ (303,629)
                                                 ==========    ==========

          WEIGHTED AVERAGE SHARES OUTSTANDING     5,300,864     3,572,304
                                                 ==========    ==========

          BASIC AND DILUTED NET LOSS PER SHARE   $    (0.08)   $    (0.09)
                                                 ==========    ==========

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                                    1998           1997
                                                 (UNAUDITED)    (UNAUDITED)
                                                  ---------      ---------

          Net cash provided by (used in)
             operating activities                     8,987      (321,787)

          CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant
                and equipment                       (52,297)      (63,782)
             Cash acquired from acquisitions          33,452           --
             Additions to other assets             (211,520)      (13,257)
                                                 ----------    ----------
                Net cash used in
                   investing activities            (230,364)      (77,039)

          CASH FROM FINANCING ACTIVITIES
             (Reductions in) bank lines of credit    (1,309)     (127,000)
             Additions to long term debt            140,300            --
             Reductions in short term debt           (1,837)      (80,406)
             Decrease in restricted cash                 --        10,000
             Decrease in liability to
                private placement subscribers            --       (10,000)
             Decrease in deferred
                placement costs                          --         5,000
             Decrease in due from Impulse                --        50,000
             Increase in due to officer                  --         9,700
             Issuance of common stock-net           148,023       666,213
                                                 ----------    ----------
                Cash provided by financing
                    activities                      285,176       523,507
                                                 ----------    ----------

          NET INCREASE IN CASH                       63,799       124,681

          Cash at beginning of period            $   58,265    $       --
                                                 ----------    ----------

          CASH AT END OF PERIOD                  $  122,064    $  124,681
                                                 ==========    ==========

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

               The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Basic and diluted earnings per share are the same due to the anti-dilutive nature of the options.

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

               The Company has experienced recurring losses from operations as a result of its investment in personnel necessary to achieve its operating plan which is long-range in nature. In addition to the net loss of $397,827 for the six-month period ended February 28, 1998, as included herein, for the years ended August 31, 1997 and 1996 the Company realized
               net losses of $602,555 and $72,541, respectively.   For the
               ten months ended August 31, 1995 (initial period of operation), the Company experienced a net loss of $18,513. At February 28, 1998, the Company has a working capital deficit of $703,833, supported by positive stockholders' equity of $1,984,379.

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

               Although the Company is pursuing an additional private equity placement plus the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all, or raise any additional equity investment. Failure to secure such financing or raise additional equity investment may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans. In addition, if the Company is unable to meet its obligations under its credit agreements, such creditors shall have the right to foreclose on the assets of the Company, which will be prior to the interests of the holders of Preferred Stock and Common Stock.

               The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

          NOTE 2.  PRINCIPLES OF CONSOLIDATION

               The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc. ("Access"), acquired in June, 1996, Synaptx Impulse, Inc. ("Impulse"), acquired in October, 1996, ORAYCOM, Inc. ("ORAYCOM"), acquired in June, 1997 and WG Controls, Inc. ("WG"),
               acquired in January, 1998.   Upon consolidation, significant
               intercompany accounts, transactions and profits are eliminated.

          NOTE 3.  ACQUISITION

               On January 5, 1998, the Company acquired WG Controls, Inc., an Illinois Corporation, for 285,715 shares of the Company's $.001 par value common stock, 137,143 shares of the Company's $.001, Series A, cumulative, convertible preferred stock and $270,000 in cash payable as follows: $125,000 on the first anniversary date of the Agreement, $125,000 on the second anniversary date of the Agreement, and $20,000 on the third anniversary date of the Agreement. Dividends on the preferred stock are $40,800 annually. As of February 28, 1998, cumulative unpaid dividends are approximately $6,800.

               The acquisition is being accounted for using the purchase method of accounting. The total initial cost of the acquisition is approximately $ 1,100,000, which exceeded the fair value of the net assets being acquired by approximately $928,500. The excess is being amortized on the straight-line method over twenty years.

               Additionally, pursuant to the terms of the acquisition, the former shareholders of WG may earn additional purchase price consideration in the form of additional common stock of the Company based on the attainment of both "commission revenues" and "earnings" above specified levels by WG beginning January 1, 1998 through December 31, 1999. The additional consideration is specified as fixed amounts for the attainment of specified annual "commission revenues" and "earnings" for the subsequent calendar years ending December 31, 1998 and 1999. If WG meets the specified "commission revenues" and "earnings" amounts the additional consideration could amount to $1,000,000. The additional consideration, if any, would be added to the cost in excess of net assets acquired and will be amortized on the straight-line method over the remaining life of the twenty year amortization period, described above.

               WG is a sales representative firm based in Illinois (approximately fifteen miles northwest of Chicago) that provides field sales and business development support for specified product lines and/or territories for clients under contract who include RELTEC, Thomas & Betts and Johanson in addition to approximately 15 other clients. Revenues represent the earning of commissions on its customers' sales.

               If the acquisition had occurred on September 1, 1997, management estimates that on an unaudited, pro forma basis, the following would have been reported on a consolidated basis for the periods ended February 28, 1998:

                                             Three Months      Six Months
                                             ------------     ------------
                    Revenues                 $   1,562,580   $   3,339,719
                    Net loss                 $    (406,789)  $    (428,231)
                    Basic and diluted
                       net loss per share    $       (0.07)  $       (0.08)


          NOTE 4.  PRIVATE PLACEMENTS

               On October 22, 1997, the Board of Directors authorized a second private placement of up to $2,000,000 in either shares of the Company's common stock at $2.30 per share or of units at $3.00 per unit consisting of one share of the Company's common stock and a warrant to purchase an additional share of the Company's common stock at $2.30 per share with an exercisable life of five years. The period of this offering extended through February 28, 1998. Through February 28, 1998, 43,000 shares of the Company's common stock plus stock warrants representing the right to purchase 30,000 shares of the Company's common stock at $2.30 per share have been issued resulting in proceeds of $89,900, all received prior to February 28, 1998, the date the offering was discontinued.

          NOTE 5.  SUPPLEMENTAL CASH FLOW DISCLOSURES

               Cash paid for interest was approximately $19,700 and $18,500 for the six month periods ended February 28, 1998 and 1997, respectively.

               On October 1, 1996 the Company purchased all of the capital stock of Maxwell Partners, Inc. (N/K/A Synaptx Impulse, Inc.), for $690,000 utilizing the Company's $.001 par value common stock. On January 5, 1998 the Company purchased all of the capital stock of WG Controls, Inc. for approximately $1,100,000 utilizing common stock, preferred stock, and future cash payouts. (See note 3). In conjunction with these acquisitions, liabilities assumed were as follows:

                                             Six Months Ended
                                             ----------------
                                   February 28, 1998   February 28, 1997
                                   -----------------   -----------------

          Fair value of
             assets acquired            $ 1,126,776         $  1,895,026
          Cash acquired                      33,452                    -
          Value of stock issued            (869,621)            (690,000)
                                        -----------         ------------

          Liabilities assumed           $   290,607         $  1,205,026
                                        ===========         ============

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

          OVERVIEW
          --------

               The Company plans marketing programs and develops sales and marketing literature for print and electronic media for which consulting fees are charged and production revenues are generated. It also represents certain product lines of customers serving the telecommunications (both voice and data networking) and cable TV industries as sales representatives for which commission income is being earned. Additionally the Company places executives in positions at telecommunications clients, primarily in sales and marketing positions, for which executive placement fees are being realized as revenues based upon an agreed upon percentage of salary and other compensation of the individuals so hired.

               The Company's objective is to use its knowledge of and its sales and marketing resources focused on the telecommunications industry to acquire and improve equipment manufacturers and software developers. Targeted acquisition candidates would potentially include companies that have demonstrated the ability to envision, design and commercialize unique telecommunications products and services. Once such an entity is acquired, the Company will direct its sales, marketing and managerial resources toward achieving increased revenues and earnings. To date, the Company has only acquired companies that support its core services of consulting, marketing and sales. They will be the foundation to help create the potential revenues and earnings growth for target acquirees.

               The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, conduct an additional private placement, and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

          RESULTS OF OPERATIONS
          ---------------------

               The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and six month periods ended February 28, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                       Three Months Ended  Six Months Ended
                                          February 28,        February 28,
                                         1998       1997    1998       1997
                                         ---------------    ---------------
                                                    (unaudited)

               Net sales and
                  revenues  . . . . .     100%       100%    100%     100%
               Cost of sales  . . . .      84%        73%     76%      73%
                                          ---        ---     ---      ---
               Gross Profit . . . . .      16%        27%     24%      27%
               Selling, general and
                   administrative
                   expenses . . . . .      41%        42%     36%      45%
                                          ---        ---     ---      ---
               Operating loss . . . .     (25%)      (15%)   (12%)    (18%)
               Interest expense . . .       1%         1%      1%       2%
                                          ---        ---     ---      ---
               Net loss . . . . . . .     (26%)      (16%)   (13)%    (20)%
                                          ===        ===     ===      ===

          NET SALES AND REVENUES
          ----------------------

               The Company's net sales and revenues increased by $519,098 or 54%, from $958,482 for the three months ended February 28, 1997 ("2Q/97") to $1,477,580 for the three months ended February 28, 1998 ("2Q/98"). The increase was attributable to increases of $50,065 from Marketing Services and Production, $447,033 from Commission Income, and $22,000 from Executive Placement Fees. The increases are primarily due to 2Q/98 figures having a full three months of activity of ORAYCOM and two months of activity for WG, while 2Q/97 revenues included no activity for ORAYCOM, or WG.

               For the six month period ended February 28, 1998, the Company's net sales and revenues increased by $1,429,025 or 92%, from $1,551,408 for the six months ended February 28, 1997 to $2,980,433 for the six months ended February 28, 1998. The increase was attributable to increases of $679,572 from Marketing Services and Production, $712,123 from Commission Income, and $37,330 from Executive Placement Fees. The increases are primarily due to the six months ended February 28, 1998 figures having a full six months of activity for ORAYCOM and Impulse and two months of revenue for WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only five months of activity for Impulse.

          COST OF SALES
          -------------

               Cost of sales and revenues increased by $549,016 in 2Q/98, or 79%, from $696,637 in 2Q/97 to $1,245,653 in 2Q/98. The increase was primarily due to 2Q/98 figures having a full three months of activity of Synaptx Impulse ("Impulse"), Synaptx Access ("Access"), and ORAYCOM and two months of revenue for WG, while 2Q/97 revenues included no activity for ORAYCOM, or WG.

               Cost of sales and revenues increased by $1,137,931 or 100% from $1,135,927 in the six months ending February 28, 1997 to $2,273,858 on the six months ending February 28, 1998. The increase was primarily due to the six months ending February 28, 1998 figures having a full six months of activity of Impulse and ORAYCOM and two months of activity for WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only five months of activity for Impulse.

          GROSS PROFIT
          ------------

               The Company's gross profit margin, was 27% and 16% for 2Q/97 and 2Q/98, respectively. The decrease in gross profit margin of 11 points in 2Q/98 is partly attributable to a shift in the mix from higher margin, in-house, professional services to more externally supported database services with a corresponding lower gross margin. Additionally, 2Q/98 includes three months of activity for ORAYCOM and two months of activity for WG, while the comparable period in the prior year had no activity from sales representative firms that typically operate on lower margins than the other business units.

               The Company's gross profit margin, was 27% and 24% for the six months ending February 28, 1997 and 1998, respectively. The decrease in gross profit margin of 3 points in the six months ending February 28, 1998 is partly attributable to a shift in the mix from higher margin, in-house, professional services to more externally supported database services with a corresponding lower gross margin. Additionally, the six months ending February 28, 1998 includes six months of activity for ORAYCOM and Impulse and two months of activity for WG, while the comparable period in the prior year had no activity from sales representative firms that typically operate on lower margins than the other business units, and only five months of activity of Impulse.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
          --------------------------------------------

               Selling, general and administrative expenses, including depreciation and amortization, increased by $204,998 in 2Q/98 or 50%, from $406,477 in 2Q/97 to $611,475 in 2Q/98. The increase was primarily due to 2Q/98 figures having a full three months of activity of Impulse, Access, and ORAYCOM, and two months of activity for WG, while 2Q/97 figures included no activity for ORAYCOM or WG. Goodwill amortization increased by approximately $20,000 and depreciation increased by approximately $12,000 over the prior period primarily due to the acquisitions of ORAYCOM, which had three months of activity as compared to none in the prior period, and WG, which had two months of activity as compared to none in the prior period.

               Selling, general and administrative expenses, including depreciation and amortization, increased by $394,038 or 57%, from $687,568 in the six months ending February 28, 1997 to $1,081,606 in the six months ending February 28, 1998. The increase was primarily due to the six months ending February 28, 1998 having a full six months of activity of Impulse, Access, and ORAYCOM, and two months of activity for WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only five months of activity for Impulse. Goodwill amortization increased by approximately $43,000 and depreciation increased by approximately $20,000 over the prior period due to the acquisitions of ORAYCOM and WG as well as an additional month of activity for Impulse in the current period as compared to the prior period.

          INTEREST EXPENSE
          ----------------

               Interest expense increased by $4,292 in 2Q/98 or 51%, from $8,449 in 2Q/97 to $12,741 in 2Q/98. This increase is attributable to additional borrowings on bank lines of credit as well as interest accrued on notes payable to related parties.

               Interest expense decreased by $8,746 or 28%, from $31,542 in the six months ending February 28, 1997 to $22,796 in the six months ended February 28, 1998. This decrease is attributable to the prior year including $14,000 of interest attributable to amortization of stock warrants issued at an exercise price below fair market value. This decrease is offset by an increase attributable to additional borrowings on bank lines of credit as well as interest accrued on notes payable to related parties.

          NET OPERATING LOSS
          ------------------

               The Company has accumulated approximately $800,000 of net operating loss carryforwards as of February 28, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the three months or the six months ended February 28, 1998 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide design, copywriting and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from an initial private placement of the Company's common stock which raised $753,993 of net proceeds, a stock rights offering to then existing shareholders which raised $7,828, a private placement to an existing employee of the Company which raised $30,000 and a secondary private placement which has raised $89,900, plus cash derived from operations. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to shareholders.

          Six Months Ended February 28, 1998

               Cash increased $63,799 from $58,265 at the beginning of the period to $122,064 at the end of the period. Net cash provided by operations was $8,987 mainly attributable to non-cash expense items (depreciation and amortization) of $143,690 and a net increase in accounts payable and accrued expenses of $330,658 and a decrease in accounts receivable of $236,693, offset by the net loss of $397,827, a decrease in deferred revenue of $270,700 and an increase in other current assets of $33,527.

               Net cash used in investing activities was $230,364 attributable to cash acquired in acquisitions of $33,452, offset by additions to fixed assets of $52,297 and additions to other long term assets of $211,520.

               Net cash provided by financing activities was $285,176 attributable to proceeds from issuance of common stock of $148,023 and additions to long term debt of $140,300 offset by reductions in bank lines of credit of $1,309 and other short term debt of $1,837.

          Six Months Ended February 28, 1997

               Cash balances increased by $124,681 from $0 at the beginning
          of the period to $124,681 at the end of the period.    Net cash
          used in operations was $321,787 attributable to the net loss of $303,629, an increase in accounts receivable of $84,391, a net decrease in accounts payable and accrued expenses of $18,225, and a decrease in deferred revenue of $12,500, offset by non-cash expense items (depreciation and amortization) of $81,545, and a decrease in other current assets of $15,413.

               Net cash used in investing activities was $77,039, attributable to additions to fixed assets of $63,782 and additions to other long-term assets of $13,257.

               Net cash provided by financing activities was $523,507, attributable to proceeds from the issuance of common stock of approximately $666,213, a decrease in restricted cash of $10,000, a decrease in deferred placement costs of $5,000, a decrease in amounts advanced to Impulse, realized upon acquisition of $50,000, and an increase in amounts due to officers of $9,700, offset by reductions in the bank lines of credit and other long term debt of $207,406 and a decrease in the liability to private placement subscribers of $10,000.

          INFLATION
          ---------

               In the opinion of management, inflation has not had a material effect on the operations of the Company.

          RISK FACTORS AND CAUTIONARY STATEMENTS
          --------------------------------------

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


                                       PART II


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The following were filed with form 8-K and are incorporated herein by reference.

          (b)  No reports were filed on Form 8-K during this quarter.
               The Form 8-K related to the acquisition of WG Controls, Inc. was subsequently filed on March 23, 1998.



          SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNAPTX WORLDWIDE, INC.


          Date:  April 13, 1998     By  /s/ Ronald L. Weindruch
                                      ---------------------------------
                                    RONALD L. WEINDRUCH, President
                                    and Chief Executive Officer


          Date:  April 13, 1998     By  /s/ Richard E. Hanik
                                      ---------------------------------
                                    RICHARD E. HANIK
                                    Chief Financial Officer

                           EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule