Form 10QSB
period 1998-05-31
SYNAPTX WORLDWIDE INC
filed 1998-07-15
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - QSB

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 0-22969

                             SYNAPTX WORLDWIDE, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

               Utah                                           87-0375342
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

               168 E. Highland Avenue, Suite 300, Elgin, IL 60120
                    (Address of Principal Executive Offices)

         Registrant's telephone no., including area code:(847)622-0200
                           (Issuers telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           Outstanding as of
            Class                                            June 30, 1998
Common Stock, $ .001 par value                                 5,951,947

                                TABLE OF CONTENTS

Heading                                                                  Page
-------                                                                  ----
                    PART  I.  FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements            3

                    Consolidated Balance Sheets - May 31,
                    1998 and August 31, 1997                               4

                    Consolidated Statements of Operations -
                    three months ended May 31, 1998 and 1997               5

                    Consolidated Statements of Operations -
                    nine months ended May 31, 1998 and 1997                6

                    Consolidated Statements of Cash Flows -
                    nine months ended May 31, 1998 and 1997                7

                    Notes to Condensed Consolidated Financial
                    Statements                                             8

Item 2.             Management's Discussion and Analysis
                    and Results of Operations                             12


                    PART  II.  OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                      16

                    SIGNATURES                                            16

PART  I

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended May 31, 1998 and 1997 have been prepared by the Company.

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 1998 AND AUGUST 31, 1997
                                               MAY 31, 1998     AUGUST 31, 1997
                                                (UNAUDITED)        (AUDITED)
ASSETS
CURRENT ASSETS:
  CASH                                        $    122,478       $    58,265
  ACCOUNTS RECEIVABLE                              814,173          1,001,638
  PREPAID EXPENSES AND DEPOSITS                     94,088             44,662
                                              ------------       ------------
     TOTAL CURRENT ASSETS                        1,030,739          1,104,565

PROPERTY AND EQUIPMENT                             380,828            254,990
LESS ACCUMULATED DEPRECIATION                     (138,897)           (69,041)
                                              ------------       ------------
     NET PROPERTY AND EQUIPMENT                    241,931            185,949

COSTS IN EXCESS OF NET ASSETS ACQUIRED
  (NET OF ACCUMULATED AMORTIZATION
   OF $279,903 AND $129,372)                     2,409,601          1,631,673
OTHER ASSETS                                       246,729             60,998
                                              ------------       ------------

TOTAL ASSETS                                  $  3,929,000        $ 2,983,185
                                              ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE                            $    914,458        $   679,477
  ACCRUED EXPENSES AND TAXES                       224,975            199,644
  NOTES PAYABLE                                    293,680            295,482
  CURRENT PORTION OF LONG-TERM DEBT                206,000              8,120
  DEFERRED REVENUE                                 148,427            414,700
                                              ------------       ------------
     TOTAL CURRENT LIABILITIES                   1,787,540          1,597,423

LONG-TERM DEBT, NET OF CURRENT PORTION             268,474             21,200

COMMITMENTS                                              -                  -

STOCKHOLDERS' EQUITY

  CUMULATIVE, CONVERTIBLE PREFERRED STOCK;
    $.001 PAR VALUE; 10,000,000 SHARES
    AUTHORIZED, 137,143 ISSUED AND
    OUTSTANDING                                        137                  -
  COMMON STOCK; $.001 PAR VALUE; 25,000,000
    SHARES AUTHORIZED, 5,737,661 AND
    5,193,660 ISSUED AND OUTSTANDING                 5,738              5,194
  ADDITIONAL PAID IN CAPITAL                     3,320,819          2,052,977
  DEFICIT                                       (1,453,708)          (693,609)
                                              ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                   1,872,986          1,364,562
                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  3,929,000        $ 2,983,185
                                              ============        ===========

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997

                                                    1998             1997
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

Net sales and revenues:
  Marketing services and production              $   858,159      $   847,214
    Commission income                                573,189                -
    Executive placement fees                          40,100           70,106
                                                 -----------      -----------
      Total revenues                               1,471,448          917,320

Cost of sales and revenues                         1,272,244          568,826
                                                 -----------      -----------
Gross profit                                         199,204          348,494

Selling, general and administrative expenses         474,889          453,022
Depreciation and amortization                         72,825           51,153
                                                 -----------      -----------

Loss from operations                                (348,510)        (155,681)

Interest expense                                      13,761            3,801
                                                 -----------      -----------

Net loss                                            (362,271)        (159,481)

Cumulative convertible preferred stock
  dividend requirements                               10,200                -
                                                 -----------      -----------

Net loss applicable to common shareholders       $  (372,471)      $ (159,481)
                                                 ===========       ==========

Weighted average shares outstanding                5,604,947        5,082,926

Basic and diluted net loss per share             $     (0.07)     $     (0.03)
                                                 ===========      ===========

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997

                                                   1998             1997
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

Net sales and revenues:
Marketing services and production                $ 3,089,139      $ 2,398,622
Commission income                                  1,285,313                -
  Executive placement fees                            77,430           70,106
                                                 -----------      -----------
    Total revenues                                 4,451,882        2,468,728

Cost of sales and revenues                         3,546,102        1,704,752
                                                 -----------      -----------

Gross profit                                         905,780          763,976

Selling, general and administrative expenses       1,412,805        1,059,045
Depreciation and amortization                        216,515          132,698
                                                 -----------      -----------

Loss from operations                                (723,540)        (427,767)

Interest expense                                      36,558           35,343
                                                 -----------      -----------

Net loss                                            (760,098)        (463,110)

Cumulative convertible preferred stock
  dividend requirements                               17,000                -
                                                 -----------      -----------

Net loss applicable to common shareholders       $  (777,098)     $  (463,110)
                                                 ===========      ===========

Weighted average shares outstanding                5,398,846        4,029,062
                                                 ===========      ===========

Basic and diluted net loss per share             $     (0.14)     $     (0.11)
                                                 ===========      ============

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1998 AND  1997

                                                   1998             1997
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

Net cash used in operating activities               (301,352)        (589,893)

Cash flows from investing activities
  Additions to property, plant and equipment         (95,690)         (73,607)
  Cash acquired from acquisitions                     33,452                -
  Additions to other assets                         (184,051)         (17,000)
                                                 -----------      -----------
    Net cash used in investing activities           (246,289)         (90,607)

Cash from financing activities
  Reductions in bank lines of credit                  (1,802)         (18,000)
  Additions to long-term debt                        141,874                -
  Additions to (reductions in) short-term debt        72,880          (82,558)
  Decrease in restricted cash                              -           10,000
  Decrease in liability to private placement
    subscribers                                            -          (10,000)
  Decrease in deferred placement costs                     -            5,000
  Decrease in due from Impulse                             -           50,000
  Decrease in due to officer                               -          (32,000)
  Issuance of common stock-net                       398,902          758,338
                                                 -----------      -----------
    Cash provided by financing activities            611,854          680,780
                                                 -----------      -----------

Net increase in cash                                  64,213              280

Cash at beginning of period                      $    58,265      $         -
                                                 -----------      -----------

Cash at end of period                            $   122,478      $       280
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

The Company has experienced recurring losses from operations as a result of its investment in personnel necessary to achieve its operating plan which is long-range in nature. In addition to the net loss of $760,098 for the nine-month period ended May 31, 1998, as included herein, for the years ended August 31, 1997 and 1996 the Company realized net losses of $602,555 and $72,541, respectively. For the ten months ended August 31, 1995 (initial period of operation), the Company experienced a net loss of $18,513. At May 31, 1998, the Company has a working capital deficit of $756,801, supported by positive stockholders' equity of $1,872,986.

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

Although the Company is pursuing additional private equity placement plus the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all, or raise any additional equity investment. Failure to secure such financing or raise additional equity investment may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans. In addition, if the Company is unable to meet its obligations under its credit agreements, such creditors shall have the right to foreclose on the assets of the Company, which will be prior to the interests of the holders of Preferred Stock and Common Stock.

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

NOTE 3 . ACQUISITION

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

If the acquisition had occurred on September 1, 1997, management estimates that on an unaudited, pro forma basis, the following would have been reported on a consolidated basis for the nine months ended May 31, 1998:


         Revenues                                    $ 4,811,168
         Net loss                                    $  (790,502)
         Basic and diluted net loss per share        $     (0.14)

NOTE 4. PRIVATE PLACEMENTS


On October 22, 1997, the Board of Directors authorized a second private placement of up to $2,000,000 in either shares of the Company's common stock at $2.30 per share or of units at $3.00 per unit consisting of one share of the Company's common stock and a warrant to purchase an additional share of the Company's common stock at $2.30 per share with an exercisable life of five years. The period of this offering extended through February 28, 1998. Through February 28, 1998, 43,000 shares of the Company's common stock plus stock warrants representing the right to purchase 30,000 shares of the Company's common stock at $2.30 per share have been issued resulting in proceeds of $119,900, all received prior to February 28, 1998, the date the offering was discontinued.

On May 14, 1998, the Board of Directors authorized a third private placement of up to 600,000 shares of the Company's common stock at $1.75 per share. The period of this offering was set at May 18, 1998 and subsequently extended to June 30, 1998. Through May 31, 1998, subscriptions representing 141,500 shares of the Company's common stock have been received of which payment for 131,500 shares have been collected, resulting in proceeds of $230,125.

Because of the close proximity of this offering to the second private placement which ended February 28th, the Board of Directors also authorized the issuance of additional common stock to reflect the differential between the $2.30 per share purchase price in the second private placement and $1.75 per share purchase price in the third private placement. As a result, 13,516 shares of common stock were authorized to be issued. Furthermore, those shareholders who elected the issuance of units at $3.00 per unit were given the option to convert their stock warrants to common stock at the $1.75 per share price. Of the 30,000 shares representing stock warrants, all elected to terminate their stock warrants for an additional 12,000 shares.

Additionally three vendors verbally agreed to accept 5,770 shares of the Company's common stock in lieu of $10,020 due them. Accordingly, the Board of Directors authorized issuance. Subsequent to May 31st, two have sent in their acceptances of these terms representing 5,370 shares of common stock or $9,350.

NOTE 5. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was approximately $31,700 and $32,600 for the nine month periods ended May 31, 1998 and 1997, respectively.

On October 1, 1996 the Company purchased all of the capital stock of Maxwell Partners, Inc. (N/K/A Synaptx Impulse, Inc.), for $ 690,000 utilizing the Company's $.001 par value common stock. On January 5, 1998 the Company purchased all of the capital stock of WG Controls, Inc. for approximately $1,100,000 utilizing common stock, preferred stock, and future cash payouts. (See note 3). In conjunction with these acquisitions, liabilities assumed were as follows:

                                                     Nine  Months Ended
                                                     ------------------
                                          May 31, 1998             May 31, 1997
                                          ------------             ------------

Fair value of assets acquired           $     1,126,776           $   1,895,026
Cash acquired                                    33,452                       -
Value of stock issued                         (869,621)               (690,000)
                                        ---------------           -------------
Liabilities assumed                     $       290,607           $   1,205,026
                                        ===============           =============

NOTE 6. Subsequent Events

On June 1, 1998, the Company acquired Primus Marketing Associates, Inc., a Minnesota Corporation, ("Primus") for 214,286 shares of the Company's $.001 par value common stock. The total initial cost of the acquisition is approximately $375,000 which is anticipated to exceed the fair value of net assets acquired by $232,000. The excess will be amortized on the straight-line method over ten years.

Additionally, pursuant to the terms of the acquisition, the former shareholders of Primus may earn additional purchase price consideration in the form of additional common stock of the Company based on the attainment of both "commission revenues" and "earnings" above specified levels by Primus beginning June 1, 1998 through August 31, 1999. The additional consideration is specified as fixed amounts for the attainment of specified "commission revenues" and "earnings" for the fiscal years ending August 31, 1998 and 1999. If Primus meets the specified "commission revenues" and "earnings" amounts the additional consideration could amount to $375,000. The additional consideration, if any, would be added to the cost in excess of net assets acquired and amortized on the straight-line method over the remaining life of the ten year amortization period.

Primus is a sales representative firm based in Minnesota (approximately 15 miles from Minneapolis) that provides field sales and business development support for specified product lines and/or territories for clients under contract who include ABB, Reltec, Alcoa Fujikara, and AMP in addition to approximately 15 other clients. Revenues represent the earning of commissions on its customers' sales.

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

The Company's objective is to use its knowledge of and its sales and marketing resources focused on the telecommunications industry to acquire and improve software developers and service providers. Targeted acquisition candidates would potentially include companies that have demonstrated the ability to envision, design and commercialize unique telecommunications services or software. Once such an entity is acquired, the Company will direct its sales, marketing and managerial resources toward achieving increased revenues and earnings. To date, the Company has only acquired companies that support its core services of consulting, marketing and sales. They will be the foundation to help create the potential revenues and earnings growth for target acquirees.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and nine month periods ended May 31, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                  Three Months Ended    Nine Months Ended
                                                        May 31,              May 31,
                                                   1998        1997      1998       1997
                                                   ----------------      ---------------
                                                                   (unaudited)

Net sales and revenues .........................    100%        100%      100%       100%
Cost of sales ..................................     86%         62%       80%        69%
                                                     ---         ---       ---        ---
Gross Profit....................................     14%         38%       20%        31%
Selling, general and administrative expenses....     37%         55%       36%        49%
                                                     ---         ---       ---        ---
Operating loss..................................    (23%)       (17%)     (16%)      (18%)
Interest expense................................      1%          0%        1%         1%
                                                      --          --        --         --
Net loss........................................    (24%)       (17%)     (17)%      (19)%
                                                     ====       =====      ====      =====

NET SALES AND REVENUES
----------------------

The Company's net sales and revenues increased by $554,128 or 60%, from $917,320 for the three months ended May 31, 1997 ("3Q/97") to $1,471,448 for the three months ended May 31, 1998 ("3Q/98"). The increase was attributable to increases of $10,945 from Marketing Services and Production, $573,189 from Commission Income, offset by a decrease of $30,006 from Executive Placement Fees. The increase, which is nearly fully attributable to Commission Income, is due to 3Q/98 figures having a full three months of activity of ORAYCOM and WG, while 3Q/97 revenues included no activity for ORAYCOM or WG.

For the nine month period ended May 31, 1998, the Company's net sales and revenues increased by $1,983,154 or 80%, from $2,468,728 for the nine months ended May 31, 1997 to $4,451,882 for the nine months ended May 31, 1998. The increase was attributable to increases of $690,517 from Marketing Services and Production, $1,285,313 from Commission Income, and $7,324 from Executive Placement Fees. The increases are primarily due to the nine months ended May 31, 1998 figures having a full nine months of activity for ORAYCOM and Impulse and five months of revenue for WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only eight months of activity for Impulse.

COST OF SALES
-------------

Cost of sales and revenues increased by $703,418 in 3Q/98, or 124%, from $568,826 in 3Q/97 to $1,272,244 in 3Q/98. The increase was primarily due to 3Q/98 results having a full three months of activity of ORAYCOM and WG, while 3Q/97 revenues included no activity for ORAYCOM or WG.


Cost of sales and revenues increased by $1,841,349 or 108% from $1,704,752 in the nine months ended May 31, 1997 to $3,546,102 in the nine months ended May 31, 1998. The increase was primarily due to the nine months ended May 31, 1998 figures having a full nine months of activity of Impulse and ORAYCOM and five months of activity for WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only eight months of activity for Impulse.


GROSS PROFIT
------------

The Company's gross profit margin, was 38% and 14% for 3Q/97 and 3Q/98, respectively. The decrease in gross profit margin of 24 points in 3Q/98 is partly attributable to a shift in the mix from higher margin, in-house, professional services to more externally supported database services with a corresponding lower gross margin. Database services represented approximately 0% and 24% of 3Q/97 and 3Q/98 revenues, respectively. Additionally, 3Q/98 includes three months of activity for ORAYCOM and WG, while the comparable period in the prior year had no activity from sales representative firms that typically operate on lower margins than the other business units.

The Company's gross profit margin, was 31% and 20% for the nine months ended May 31, 1997 and 1998, respectively. The decrease in gross profit margin of 11 points in the nine months ended May 31, 1998 is partly attributable to a shift in the mix from higher margin, in-house, professional services to more externally supported database services with a corresponding lower gross margin. Database services represented approximately 0% and 21% of revenues for the nine months ended May 31, 1997 and 1998, respectively. Additionally, the nine months ended May 31, 1998 includes nine months of activity for ORAYCOM and Impulse and five months of activity for WG, while the comparable period in the prior year had no activity from sales representative firms that typically operate on lower margins than the other business units, and only eight months of activity of Impulse.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses, including depreciation and amortization, increased by $43,539 in 3Q/98 or 9%, from $504,175 in 3Q/97 to $547,714 in 3Q/98. The increase was primarily due to 3Q/98 results having a full three months of activity of Impulse, Access, ORAYCOM, and WG, while 3Q/97 figures included no activity for ORAYCOM or WG. Goodwill amortization increased by $21,399 and depreciation increased by $273 over the prior period primarily due to the acquisitions of ORAYCOM and WG which had three months of activity as compared to none in the prior period.

Selling, general and administrative expenses, including depreciation and amortization, increased by $437,577 or 37%, from $1,191,743 in the nine months ended May 31, 1997 to $1,629,320 in the nine months ended May 31, 1998. The increase was primarily due to the nine months ended May 31, 1998 having a full nine months of activity of Impulse, ORAYCOM and WG, while the comparable period in the prior year included no activity for ORAYCOM or WG and only eight months of activity for Impulse. Goodwill amortization increased by $64,098 and depreciation increased by $19,719 over the prior period due to the acquisitions of ORAYCOM and WG as well as an additional month of activity for Impulse in the current period as compared to the prior period.

INTEREST EXPENSE
----------------

Interest expense increased by $9,960 in 3Q/98 or 262%, from $3,801 in 3Q/97 to $13,761 in 3Q/98. This increase is attributable to additional borrowings on bank lines of credit as well as interest accrued on notes payable to related parties.

Interest expense increased by $1,215 or 4%, from $35,343 in the nine months ended May 31, 1997 to $36,558 in the nine months ended May 31, 1998. This increase is attributable to additional borrowings on bank lines of credit as well as interest accrued on notes payable to related parties, offset by the prior year's inclusion of $14,000 of interest attributable to amortization of stock warrants issued at an exercise price below fair market value.

NET OPERATING LOSS
------------------

The Company has accumulated approximately $1,100,000 of net operating loss carryforwards as of May 31, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the three months or the nine months ended May 31, 1998 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide design, copywriting and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's common stock which have raised $1,119,968 of net proceeds, $761,821 of which was received prior to August 31, 1997, plus cash derived from operations. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to shareholders.

Nine Months Ended May 31, 1998

Cash increased $64,213 from $58,265 at the beginning of the period to $122,478 at the end of the period. Net cash used in operations was $301,352 attributable to the net loss of $760,099, a decrease in deferred revenue of $266,273, a decrease in accrued expenses and taxes of $25,851, and an increase in other assets of $34,568, offset by non-cash expense items (depreciation and amortization) of $216,515, a decrease in accounts receivable of $342,968, and an increase in accounts payable of $225,956.

Net cash used in investing activities was $246,289 attributable to cash acquired in acquisitions of $33,452, offset by additions to fixed assets of $95,690 and additions to other long-term assets of $184,051 consisting primarily of prepaid non-compete agreements.

Net cash provided by financing activities was $611,854 attributable to proceeds from issuance of common stock of $398,902, additions to long-term debt of $141,874, and additions to short-term debt of $72,880 offset by reductions in bank lines of credit of $1,802.

Nine Months Ended May 31, 1997

Cash balances increased by $280 from $0 at the beginning of the period to $280 at the end of the period. Net cash used in operations was $589,893 attributable to the net loss of $463,111, a decrease in accounts receivable of $253,244, and an increase in other current assets of 17,456, offset by non-cash expense items (depreciation and amortization) of $132,698, a net increase in accounts payable and accrued expenses of $1,220, and an increase in deferred revenue of $10,000.

Net cash used in investing activities was $90,607, attributable to additions to fixed assets of $73,607 and additions to other long-term assets of $17,000.

Net cash provided by financing activities was $680,780, attributable to proceeds from the issuance of common stock of approximately $758,338, a decrease in restricted cash of $10,000, a decrease in deferred placement costs of $5,000, a decrease in amounts advanced to Impulse, realized upon acquisition of $50,000, offset by reductions in the bank lines of credit and other long term debt of $100,558, a decrease in the liability to private placement subscribers of $10,000 , and a decrease in amounts due to officers of $32,000.

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

                                     PART II


ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) For information regarding placements by the Company of its equity securities in transactions exempt from the registration provisions of the Securities Act of 1933, as amended, reference is made to Note 4 to the notes to the financial statements herein. All such placements were exempt from registration pursuant to Section 4(2) of the Act.


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


                                            SYNAPTX WORLDWIDE, INC.


Date:   July 15, 1998                       By  /s/ Ronald L. Weindruch
                                               ---------------------------
                                                RONALD L. WEINDRUCH, President
                                                and Chief Executive Officer


Date:   July 15, 1998                       By  /s/ Richard E. Hanik
                                               ---------------------------
                                                RICHARD E. HANIK
                                                Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule