Form 10KSB
period 1998-08-31
SYNAPTX WORLDWIDE INC
filed 1998-12-11
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                     FORM 10-KSB
          (Mark one)
                 X       Annual Report Pursuant to Section 13 or 15(d) of
               -----     the Securities Exchange Act of 1934

                         FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                         Transition Report Pursuant to Section 13 or 15(d)
               ------    of the Securities Exchange Act of 1934

                            Commission File Number 0-22969
                               SYNAPTX WORLDWIDE, INC.
                    (Name of Small Business Issuer in its charter)

                              Utah                       87-0375342
               (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)        Identification No.)

            615 Crescent Executive Court, Suite 128, Lake Mary, FL  32746
                (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone number:    (407) 333-2488

              168 East Highland Avenue, Suite 300, Elgin, IL 60120-5507
           (Former name, former address, and former fiscal year if changed from last report)
           Securities to be registered under Section 12(b) of the Exchange
                                      Act:  None

           Securities to be registered under Section 12(g) of the Exchange
                       Act:  Common Stock, par value $.001 per
                                        share
                                   (Title of Class)

               Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
          such filing requirements for the past 90 days.  Yes   X    No
                                                              -----    -----

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
          amendment to this form 10-KSB. Yes      No  X
                                             -----   ----

          State the issuer's revenue for its most recent fiscal year:$5,798,184.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 19, 1998: $7,549,985

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          -----------------------------------------------------------------
                  Class                 Outstanding as of November 19, 1998
          -----------------------------------------------------------------
          Common Stock, par value                      6,483,284
          $.001 per share
          -----------------------------------------------------------------

                      Documents Incorporated by Reference: None
            Transitional Small business Disclosure Format. Yes    No  X
                                                              ---    ---

          SYNAPTX WORLDWIDE, INC.

          FORM 10-KSB

          TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
                                        PART I

          ITEM 1.   Description of Business . . . . . . . . . . . . . . . 3

          ITEM 2.   Description of Property . . . . . . . . . . . . . .  11

          ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . .  12

          ITEM 4.   Submission of Matters to a Vote of Security
                    Holders . . . . . . . . . . . . . . . . . . . . . .  12

                                       PART II

          ITEM 5.   Market for Common Equity and Other Shareholder
                    Matters . . . . . . . . . . . . . . . . . . . . . .  12

          ITEM 6.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . .  16

          ITEM 7.   Financial Statements  . . . . . . . . . . . . . . .  22

          ITEM 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . .  46

                                       PART III

          ITEM 9.   Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with Section
                    16(a) of the Exchange Act . . . . . . . . . . . . . .47

          ITEM 10.  Executive Compensation  . . . . . . . . . . . . . .  50

          ITEM 11.  Security Ownership of Certain Beneficial
                    Owners and Management . . . . . . . . . . . . . . .  53

          ITEM 12.  Certain Relationships and Related Transactions  . .  55

                                       PART IV

          ITEM 13.  Exhibits and Reports on Form 8-K  . . . . . . . . .  58

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  60

          RISK FACTORS AND CAUTIONARY STATEMENTS

          Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

          ITEM  1.

          DESCRIPTION OF BUSINESS

          HISTORY:

          Synaptx Worldwide, Inc. ("Synaptx" or the "Company") through its operating subsidiaries, provides database analysis, consulting, marketing, and sales services and executive search ("Search") assistance within the telecommunications industry. The Company intends to seek acquisitions of existing companies exhibiting the potential for growth as telecommunications customer management and software providers needing developed marketing channels. Except for the acquisitions consummated, as described below, the Company has no agreements or understandings regarding possible future acquisitions.

          The Company was incorporated on June 25, 1981 under the laws of the State of Utah as Calico Gold Properties, Inc. and initially engaged in the acquisition and development of mineral resource prospects. The Company engaged in limited mining operations and subsequently ceased its operations and became inactive for several years. In 1995, the Company began to actively investigate and seek mergers with or acquisitions of operating businesses. In 1996, the Company changed its name to In-Touch Interactive Multimedia, Inc. in connection with a previously planned merger that was never consummated.

          On February 10, 1997, the Company entered into a merger agreement (the "Merger") with Worldwide Applied Telecom Technology, Inc., a Delaware corporation, ("WWATT"). Pursuant to the terms of the Merger, the Company effected a reverse stock split of its outstanding shares of Common Stock on a one (1) share for one and three-fourths (1.75)shares basis, and exchanged 3,600,000 shares of authorized but previously unissued shares of the Company's Common Stock for all the previously issued and outstanding shares of WWATT. An additional 790,000 shares of the Company's common stock were issued for services related to the Merger. As a result of the Merger, WWATT was merged with and into the Company with the Company being the surviving corporation, and the Company changed its corporate name to Synaptx Worldwide, Inc. Prior to the Merger, there was no affiliation between the Company and WWATT, nor between the officers, directors or principal shareholders of the two respective entities. For accounting purposes, the transaction has been treated as a recapitalization of WWATT, or a reverse merger, with WWATT being treated as the acquirer. All share information herein gives effect to the 1-for-1.75 reverse stock split, unless otherwise provided.

          During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of acquiring customer management driven companies that enable network and network equipment providers to identify, acquire, and maintain customers. This shift is a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis.

          The Company's principal executive offices were moved effective December 1, 1998 to 615 Crescent Executive Court, Suite 128, Lake Mary, FL 32746 and its telephone number is (407) 333-2488.

          PRODUCTS AND SERVICES:

          The Company's products and services consist primarily of supporting the customer management functions of clients in the telecommunications, data communications and cable TV industries. Through its Impulse subsidiary, database, consulting, and marketing services and programs are developed that address the marketing communications needs of its clients. Services offered by Impulse include strategic and market planning, database analysis, new product launch planning, distribution channel analysis and design, communications program planning and implementation, event and trade show management, new product launches and special promotions management. Some of the end products include marketing collateral materials (i.e. sales brochures), web site development, ad development and placement in various media, and trade show booth development and management.

          The other significant services being offered are sales representation offered through the following subsidiaries:
          Access, WG Controls, Inc. ("WG") and Primus Marketing Associates, Inc. ("Primus"). Another sales representative subsidiary, ORAYCOM, Inc. ("ORAYCOM") was included with these operations during the fiscal year ended August 31, 1998, but a Letter

          Agreement was reached subsequent to year-end to sell this operation, see below and Note 15 to the financial statements, in
          Part II, Item 7. ORAYCOM was not considered a significant part of the business. These sales representative operations provide field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV, and telecommunications (both voice and data networking) original equipment manufacturers (commonly referred to as OEMs). Operating under cancellable contracts (normal for providing this service), commissions are paid for sales generated for the designated products within the assigned territories at rates ranging from approximately 3.5% to 10%, depending on the sophistication of the client's products and services represented.

          One multi - divisional customer in the telecommunications industry accounted for approximately 28% of sales in the year ended August 31, 1998, although no individual division accounted for more than 15% of the Company's total sales. Receivables from this customer represented approximately 4% of total receivables at August 31, 1998. Two multi-divisional customers from the telecommunications industry represented 21% and 34% of sales in the year ended August 31, 1997, while a third represented 21%. Receivables from these three customers represented approximately 14%, 65%, and 2% of total receivables at August 31, 1997, respectively.


          BUSINESS DEVELOPMENT AND STRATEGY:

          The mission of the Company is to capitalize on what management believes is an emerging and relatively overlooked area by network and network equipment suppliers: customer management. The telecommunications industry ("Telco Industry") has grown from a regulated, monopolistic environment to a regulatory-mandated, competitive environment. As a result of its regulated history, the Telco Industry is by nature a network-centric industry since the regulatory environment previously rewarded high quality universal service. The network providers are, out of necessity, beginning the movement from a network to a customer focus. New technologies and regulatory changes mean that having a "pipe" (i.e. an existing line running into the user's home or business) to a subscriber is no longer a guarantee of revenue.

          Management believes the market for both network and customer management software and services will grow by approximately 25% by 2001. In that same period, Management expects the market for customer management products to grow disproportionately faster. Management believes there are opportunities for the Company to help the network and network equipment suppliers manage their customer relationships with the blend of software and services to be offered, to more profitably grow their businesses. Management intends to emphasize customer interaction and loyalty. The intended focus will be on developing software and services that enable the client to identify and enhance the value of the services the client offers, identify, target, and acquire prospective customers for the client's services, and ultimately retain desirable customers of that service.

          In support of this strategy, the Company is in the process of laying the groundwork through acquisitions, alliances and experienced personnel to bring resources together to meet client needs in the customer management arena. The Company intends to make acquisitions of and form alliances with existing software and services companies exhibiting the potential for growth as Telco Industry customer management software and service providers to network providers and network equipment suppliers. Except for the acquisitions that have been consummated, as described below, the Company has no agreements or understandings regarding such possible future acquisitions.

          Synaptx Access, Inc.

          Access is a network of independent former senior executives ("Executive Associates") whose existing professional relationships in the Telco Industry provide the Company with potential access to industry decision makers. Access was incorporated in Florida in November 1994 with the dual objectives of increasing sales for smaller manufacturers and software providers to the Telco Industry and enabling larger network providers and manufacturers to utilize the products and services of smaller firms in a time-efficient manner. WWATT issued 490,000 shares of its Common Stock for the acquisition of Access on June 3, 1996, which shares were converted into 539,285 shares of the Company's Common Stock as a result of the Merger. The acquisition was treated as a pooling of interests.

          The primary focus of the affiliate network is to provide introductions and access to key contacts in the companies in which they have high-level relationships for the other business units, namely Impulse, Search and the sales representative companies.

          Companies where Access Executive Associates have worked or with whom they have existing relationships include equipment manufacturers such as Lucent, Nortel (formerly Northern Telecom), Siemens, and L.M. Ericcson; service providers such as the regional Bell operating companies (RBOCs), AT&T, MCI, Sprint, GTE and other independent telephone companies; competitive access providers and long distance resellers; and wireless service providers such as Air Touch, Cellular One, and Skytel.

          In addition to its sales activities, Access Executive Associates investigate, through their professional network contacts, a variety of executive recruiting opportunities. Access accepts search assignments on a contingency basis, charging clients a percentage of a new hire's first-year compensation.

          Synaptx Impulse, Inc.

          Impulse was the Company's second acquisition, consummated in October 1996. Impulse is an integrated marketing consulting firm that works with telecommunications and information industry clients. Founded in 1990, its core services include strategic and market planning, new product launch planning, distribution channel analysis and design, communications program planning and implementation, and event and trade show management. Past and present clients include AT&T, Lucent Technologies, US West, Ameritech, BellSouth, SBC Corporation, GTE, Sprint, Motorola, Microsoft, Nortel, Rochester Telephone, SNET, SPSS, Reltec and Century Telephone. WWATT issued 690,000 shares of its common stock, valued at $690,000 for the acquisition of Impulse on October 1, 1996, which shares were converted into 759,401 shares of the Company's Common Stock as a result of the Merger. The acquisition was treated as a purchase.

          In fiscal 1998, as a result of a refocus of the business and significant employee turnover, the remaining goodwill related to the purchase of Impulse, totaling $1,092,894, was determined to be permanently impaired as defined by Financial Accounting Standards Board Statement No. 121, "Accounting For the Impairment of Long-Lived Assets", and was fully written off. For further discussion, see Note 14 to the financial statements in Part II,
          Item 7.

          Through combined efforts Access and Impulse will provide the Company's potential future acquisitions with marketing and sales support. Access has a network of professional relationships to facilitate sales of its sister companies' products, and Impulse can assist these same companies in developing marketing strategies, distribution channels, and lead-generating communications programs. For additional information on this acquisition, see Note 2 to the financial statements in Part II,
          Item 7.


          ORAYCOM, Inc.

          On June 1, 1997, the Company made its first acquisition of a sales representative company, ORAYCOM, Inc. located in Carrollton, Texas ("ORAYCOM"). ORAYCOM was acquired with 142,858 shares of Synaptx Common Stock, valued at $500,000. ORAYCOM is a sales representative to the private network, public telephone network, cable operating companies and alternate access provider communication markets in the southwest United States. As of August 31, 1998, ORAYCOM represented RELTEC, Allied Telesyn, and Thomas & Betts in addition to other clients.

          In addition to the Carollton office, ORAYCOM has employees based in Houston, San Antonio, and Phoenix to serve customers throughout the southwest United States. Revenues represent the earning of commissions on its customers' (i.e., ORAYCOM Principals) sales. These commissions range from 3.5% up to 8%, depending on the sophistication of the customers' products and services represented. For additional information on this acquisition, see Note 2 to the financial statements in Part II,
          Item 7.

          On November 13, 1998, the Company entered into a Letter Agreement with the former sole owner of ORAYCOM to sell 100% of the issued and outstanding stock of ORAYCOM back to him in a stock for stock transaction for 80,000 shares of the Company's Common Stock. The Company does not anticipate any material financial impact from this transaction, other than the write-off taken in fiscal year 1998 for the impairment of goodwill, totaling $428,054, related to the original purchase of ORAYCOM. For additional information on this divestiture, see the August 31, 1998 financial statements, footnote 15 in Part II, Item 7.

          WG Controls, Inc.

          On January 1 1998, the Company acquired WG, a sales representative firm based in Arlington Heights, Illinois. WG was acquired for 285,715 shares of the Company's Common Stock, 137,143 shares of the Company's Series A, Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), and $270,000 in cash payable as follows: $125,000 on the first anniversary date of the acquisition, $125,000 on the second anniversary date of the acquisition, and $20,000 on the third anniversary date of the acquisition, for a total purchase price of $896,628.
          Additionally, at closing, the Agreement called for and the Company paid $250,000 to key employees related to agreements not to compete. The Company has converted $100,000 of the $125,000 due on the first anniversary date of the acquisition to a short-term note, payable over calendar year 1999.

          The Series A Preferred Stock provides for annual dividends of $0.2975 per share or $40,800 per year. However if the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued, payable when Company profits are adequate to fund payment. The preferred shares convert at the rate of one share of Preferred Stock for .67361 shares of the Company's Common Stock, or an aggregate of 92,381 shares of Common Stock, (subject to anti-dilution) when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60 day trading period.

          WG employs eleven people and leases offices in Illinois and Wisconsin. Revenues represent the earning of commissions on its customers' sales. These commissions range primarily from 3.5% up to 10%, depending on the sophistication of the customers' products and services represented. WG currently represents RELTEC, Rohm, and Johanson in addition to approximately 13 other clients. For additional information on this acquisition, see the financial statements, footnote 2 in Part II, Item 7.

          Primus Marketing Associates, Inc.

          On June 1, 1998, the Company acquired Primus, a sales representative firm based in Minnetonka, Minnesota for 214,286 shares of the Company's Common Stock, valued at $321,429. Primus is a sales representative firm providing field sales and business development support for specified product lines and/or territories for clients under contract which include cable TV and telecommunications (both voice and data networking) original equipment manufacturers, located primarily in the north central section of the United States.

          Primus' operations consist of sales representatives who sell to the private network, public telephone network, cable operating companies and alternate access provider communication markets. Primus currently represents RELTEC, Alcoa Fujikara, AMP and Raytheon in addition to approximately 20 other clients.

          Primus employs nine people serving customers in Minnesota, North Dakota, South Dakota, Iowa, Nebraska, Montana, Wyoming and Northern Wisconsin. Revenues represent the earning of commissions on its customers' sales. These commissions range from 3.5% up to 8%, depending on the sophistication of the customers' products and services represented. For additional information on this acquisition, see the financial statements, footnote 2 in Part II, Item 7.

          Strategic Alliance: Direct Services, Inc.

          In addition to the acquisitions above, the Company has formed a strategic alliance with Direct Services, Inc. of Miami, Florida ("DSI"). DSI is currently the key provider of database analysis services provided by the Company. Though not currently supported by a long-term contract, the companies worked together throughout fiscal year 1998 to provide these services and are working toward formalization of the relationship. This formalization is expected to occur in December, 1998. Should this relationship terminate, management believes that such services can be readily obtained from other sources without an undue interruption in service.

          The above are the stated future goals of the Company, and the existing subsidiaries and strategic relationships in place to pursue those goals. However, there can be no assurance that the Company will ever achieve its expressed goals.

          POTENTIAL NEW ACQUISITIONS AND PRODUCT LINES

          The Company intends to make additional strategic acquisitions that fit its long-term objectives as financing and business conditions warrant, although there can be no assurance that the Company will be able to finalize any future acquisitions. The Company anticipates making future acquisitions by primarily using its capital stock, employing tax-free exchanges for the stock of the to-be-acquired companies. If necessary, the Company plans to finance or seek outside financing for potential requirements of cash. Although the Company is currently exploring additional acquisition opportunities, the Company has no agreements regarding such possible future acquisitions. There can be no assurances that financing for any future acquisitions will be available on terms acceptable to the Company or at all, or that any future acquisitions will be consummated.

          SALES AND MARKETING

          The Company markets and sells its products and services through its professional employees. All the Company's contractual services and sales relationships are sold by its professional staff based on past and ongoing relationships with purchasing decision-makers who normally work in the marketing and sales organizations of clients. These long-term relationships within the Telco Industry are the basis for past and future business.

          COMPETITION

          The telecommunications industry is highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors will vary from market to market depending upon what companies and technologies are acquired. Principal competitive factors affecting the market for subsidiary products and services include product reputation, quality, performance, price, professional service, and customer support. Features such as adaptability, scalability, ability to integrate with other products, functionality, and ease of use are key product differentiators. The Company intends to leverage the Access sales team and Impulse's integrated marketing expertise to compete in its various niches.

          EMPLOYEES

          As of November 1, 1998, the Company employed 40 individuals, consisting of 4 executives, 30 professionals and sales representatives, and 6 office staff personnel. In addition to its full-time employees, the Company uses the services of certain consultants, writers and design professionals on a contractual basis. Management presently anticipates hiring additional employees as business conditions warrant and as funds become available.

          INDUSTRY SEGMENTS

          No information is presented as to industry segments. The Company is presently engaged in the principal business of customer management services supported by database, consulting, marketing and sales services.

          ITEM 2.  DESCRIPTION OF PROPERTY

          The Company's principal executive offices were moved effective December 1, 1998 to 615 Crescent Executive Court, Suite 128, Lake Mary, FL 32746. The lease, the term of which extends for one year, covers approximately 600 square feet at an approximate annual rental rate of $10,000.

          The Impulse, Access and WG subsidiaries share leased office space located at 168 E. Highland Ave, Suite 300, Elgin, IL 60120. The lease covers approximately 19,760 square feet of space. The lease extends for seven years, from Janaury, 1998 to December, 2004. Monthly rents start at $10,597 and have a fixed escalation of approximately three and one-half percent (3.5%) per year on each anniversary date of the lease. On a straight-line basis, the monthly cost of the lease is approximately $12,000. This facility is considered adequate to support the future office space needs for Impulse, Access and WG.

          WG also leases additional space in Wisconsin to serve customers in that geographic region. Annual rents are approximately $2,100. The lease term extends through June 30, 1999.

          ORAYCOM's office facility covers approximately 2,000 square feet of space with a lease term extending to July 31, 2002, at an annual rental rate of approximately $25,000. In connection with the sale of ORAYCOM, (see footnote 15 to the financial statements in Part II, Item 7), this space will no longer be a liability of Synaptx after the anticipated November 30, 1998 closing of this sale.

          Primus' office facility, in Minnetonka, Minnesota, covers approximately 2,300 square feet of space under a lease term expiring on February 28, 2001 at an annual rental rate of approximately $29,000.

          The Company also has two sales offices in California occupying approximately 1,500 and 2,000 square feet, respectively, operating on a month-to-month basis for the former and an expiration date of March 12, 2000 for the latter. Annual rental rates are approximately $15,000 and $31,000, respectively. With the subsequent decision to terminate operations in San Jose, California, the Company is currently pursuing means to exit the lease whose term extends to March, 2000. The Company is not expected to incur material costs in relation to exiting this lease.

          The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

          ITEM 3.  LEGAL PROCEEDINGS

          Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings. The Company has initiated legal proceedings against a customer for non-payment of invoices due for consulting services provided in the amount of approximately $37,000. As the outcome of such action is not predictable, the receivable has been deemed uncollectible at August 31, 1998.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 1998.



          PART II

          ITEM 5. MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

          Prior to the filing of its registration statement (Form 10-SB/A), on December 31, 1997, no shares of the Company's Common Stock had been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency of authority. The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "SYTX", and in the National Quotation Bureau, Inc. "pink sheets" under Synaptx Worldwide, Inc.

          The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                               FISCAL YEAR
                                           1998             1997
                                       High     Low     High     Low
                                       ----     ---     ----     ---
               First Quarter          $5.00    $2.50     (1)      (1)
               Second Quarter         $3.00    $1.50     (1)      (1)
               Third Quarter          $3.00    $2.00   $ 5.00    $2.00
               Fourth Quarter         $3.00    $2.00   $ 5.00    $2.00

               (1) The price information above was obtained from an independent quotation service. Although the Company is aware that its shares did trade on a limited basis during the first and second quarters commencing in March 1997, there is no meaningful price information for those periods and thus none is presented.

          The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

          The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

          For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

          As of November 19, 1998 there were 182 holders of record of the Company's Common Stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

          As of the date hereof, the Company has issued and outstanding 6,483,284 shares of Common Stock. Of this total, 657,211 shares were issued in transactions more than two years ago. The remaining 5,826,073 shares were issued on or after March 12, 1997. Thus, 657,211 shares of the Company's outstanding common stock may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has identified no shares as being held by affiliates of the Company.

          The 5,826,073 shares issued on or after March 12, 1997 and/or presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

          DIVIDEND POLICY

          The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future, other than preferred dividends described below. The Company currently intends to retain and invest future earnings to finance its operations.

          As part of the acquisition of WG in January, 1998, the Company issued Series A Preferred Stock which provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. Accordingly, the Company must meet this obligation before any dividends can be declared for the benefit of Common Stock shareholders.

          TRANSFER AGENT

          The Company has designated Interstate Transfer Co., 874 East 5900 South, Ste. 101, Salt Lake City, UT 84707, as its transfer agent.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

          RESULTS OF OPERATIONS

          The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

          The following table sets forth the percentage relationships to net sales and revenues of principal items contained in the Company's Consolidated Statements of Operations for the two fiscal years ended August 31, 1998 and 1997. The percentages discussed throughout this analysis are stated on an approximate basis. Results for the fiscal year ended August 31, 1998 include twelve months of activity for Impulse, Access, and ORAYCOM, and eight months of activity for WG, subsequent to its January 1, 1998 acquisition date, and three months of activity for Primus, subsequent to its June 1, 1998 acquisition date. The fiscal year ended August 31, 1997 includes twelve months of activity for Access, eleven months of activity of Impulse, subsequent to its October 1, 1996 acquisition date, and three months of activity for ORAYCOM, subsequent to its June 1, 1997 acquisition date. Periods prior to the respective acquisition dates are not reflected in prior periods since the acquisitions are presented under the purchase method of accounting.


                                                      Fiscal Years Ended
                                                           August 31,
                                                        1998      1997
                                                        ----      ----

               Net Sales and Revenues                  100.0%    100.0%
               Cost of Sales                            82.6%     71.4%
                                                       -----     -----
                    Gross Profit                        17.4%     28.6%
               Selling, general and
                 administrative expenses                70.3%     43.9%
                                                       -----     -----

                    Operating loss                     (52.9%)   (15.3%)
               Interest expense                         (1.1%)    (1.4%)
                                                       -----     -----
               Net loss                                (54.0%)   (16.7%)

          Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

          The Company's net sales and revenues increased by $2,197,060 or 61.0%, from $3,601,124 for the fiscal year ended August 31, 1997 ("1997") to $5,798,184 for the fiscal year ended August 31, 1998 ("1998"). The acquisitions of WG in January, 1998, and Primus in June, 1998 resulted in the addition of $831,924 or 37.9% of the increase in consolidated revenues. Additionally, ORAYCOM represented only three months activity in the prior year vs. a full year in the current fiscal year, resulting in an increase in commissions earned of $358,371, or 16.3% of the total increase in consolidated revenues. On a combined basis, marketing services and production, and database services, had a combined increase in revenues of $397,889 over the prior year, or 19.0% of the consolidated increase in revenues. Executive search revenues decreased by $102,811, or 57.0% from $180,241 in the prior year to $77,430 in the current year, serving to reduce consolidated revenues by 4.7%. The remaining increase in revenue is attributable to additional commissions earned through the Access sales representative channel in California, under local names "Advantage Technologies" and "Patterson Communications", accounting for $711,688 or 32.4% of the increase in consolidated revenues.

          Cost of sales and revenues increased by $2,215,882 in 1998, or 86.2%, from $2,571,467 in 1997 to $4,787,349 in 1998. The acquisitions of WG in January, 1998, and Primus in June, 1998 resulted in the addition of cost of sales of $642,830, or 29.0% of the increase in consolidated cost of sales. Additionally, ORAYCOM represented only three months activity in the prior year vs. a full year in the current fiscal year, resulting in an increase of $346,209 or 15.6% of the total increase in consolidated cost of sales. Cost of sales from marketing services and production, and database services increased by $548,712, or 24.7% of the increase in consolidated cost of sales. Executive search cost of sales increased by $24,804, or 1.1% of the increase in consolidated cost of sales. The remaining increase in consolidated cost of sales is attributable to additional cost of sales on commissions earned through the Access sales representative channel in California, under local names "Advantage Technologies" and "Patterson Communications", accounting for $653,327 or 29.5% of the increase in consolidated cost of sales.

          The Company's gross profit margin, was 17.4% and 28.6% for 1998 and 1997, respectively. The decrease in gross profit margin of
          11.2 points in 1998 is attributable to the fact that approximately 34.5% of consolidated revenues are now generated by commission sales representative firms vs. only 7.4% in the prior year. The commission representative firms operate on lower margins than the Company's other traditional marketing and consulting businesses.

          Selling, general and administrative expenses ("SG & A"), including depreciation and amortization, increased by $2,495,823 in 1998 or 157.8 %, from $1,581,768 in 1997 to $4,077,591 in
          1998. Amortization of goodwill and material non-compete agreements accounted for $1,826,758, or 73.2% of the increase in consolidated SG & A costs. This includes $1,520,948 of write-offs taken on goodwill related to the impairment of goodwill in relation to FAS 121 for ORAYCOM and Impulse. (For further discussion of these write-offs, see Notes 14 and 15 to the Financial Statements, Part II, Item 7). ORAYCOM, with twelve months of activity in the current year vs. only three months in the prior year accounted for $103,799, or 4.2% of the increase. The acquisitions of WG and Primus contributed $191,801 in SG & A, or 7.7% of the total increase. The establishment of the Advantage and Patterson profit centers accounted for $77,541, or 3.1% of the increase. The remaining increase of approximately $295,900 or 11.9% is mainly attributable to increased corporate overhead as a result of administrative efforts in support of additional acquisition activity.

          Net interest expense increased from $50,444 in the prior year, or 1.4% of net sales and revenues to 64,437, or 1.1% for 1998. The increase of $13,993 is primarily the result of long-term debt to various officers and employees utilized throughout the year, and the debt taken on as a result of the WG acquisition.

          Subsequent to year end, the Company terminated the operations of ORAYCOM and Advantage Technologies. See Note 15 to the financial statements in Part II, Item 7, for further discussion.

          NET OPERATING LOSS

          The Company has accumulated approximately $1,900,000 of net operating loss carryforwards as of August 31, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the years ended August 31, 1998 or 1997 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, complete a private placement, and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management believes that sufficient capital resources will be generated from operations, equity investment and refinancing of outstanding debt to provide necessary working capital for fiscal year 1999.

          The Company's principal cash requirements are for selling, general and administrative expenses, outside consultants such as independent contractors who provide design, copywriting, database, and professional marketing and sales consulting services, employee costs, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's Common Stock which raised $761,821 of net proceeds in the prior year and $1,128,147 in the current year, plus cash derived from operations. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements, though no representation is made as to the Company's ability to secure either, or if successful may be anti-dilutive to existing shareholders.

          During the year ended August 31, 1998, the Company's results include the results of WG for eight months, starting from January 1, 1998, the WG acquisition date. WG was acquired for 285,715 shares of the Company's Common Stock, 137,143 shares of Series A Preferred Stock, and $270,000, payable over three years. Also, during the year ended August 31, 1998, the Company's results include the results of Primus for three months, starting from June 1, 1998, the Primus acquisition date. Primus was acquired for 214,286 shares of the Company's Common Stock.

          For the year ended August 31, 1998, cash increased from $58,265 at the beginning of the year to $126,532 at the end of the year. Net cash used in operations was $1,015,637 attributable to the net loss of $3,131,193, a decrease in accounts payable of $210,993, and a decrease in deferred revenue of $264,273, offset by non-cash expense items (depreciation, amortization and goodwill impairment) of $2,054,418, a decrease in accounts receivable of $356,742, a decrease in other current assets of $25,284, and an increase in accrued expenses of $154,378.

          Net cash used in investing activities in fiscal 1998 was

          $341,490, attributable to net fixed asset additions of $124,114, additions to other assets of $828, and cash paid for acquisitions of $216,548.

          Net cash provided by financing activities in fiscal 1998 was $1,425,394 attributable to the issuance of Common Stock of $1,184,021, increases in short-term and long-term debt of $51,316 and $182,123, respectively, and an increase in bank lines of credit of $7,934.

          In the year ended August 31, 1998, the Company sold 590,016 shares of its Common Stock via private placements, resulting in net proceeds of $1,128,147. The exercise of outstanding options and warrants during the current fiscal year resulted in net proceeds to the Company of $32,755. Additionally, vendors accepted shares of Common Stock and stock options in lieu of cash totaling $20,755, warrants valued at $2,500 were issued as interest to a short term lender, and preferred shares with a par value of $137 were issued in relation to the WG acquisition. Total cash therefore, raised as a result of the issuance of stock was $1,184,021.

          During the year ended August 31, 1997, the Company's results included the Impulse subsidiary, for eleven months, starting from October 1, 1996, the Impulse acquisition date. Impulse was acquired for 759,401 shares of the Company's Common Stock. Also, during the year ended August 31, 1997, the Company's results included the acquired ORAYCOM subsidiary, for three months, starting from June 1, 1997, the ORAYCOM acquisition date.
          ORAYCOM was acquired for 142,858 shares of the Company's common stock.

          For the year ended August 31, 1997, cash increased from none at the beginning of the year to $58,265 at the end of the year. Net cash used in operating activities was $445,674 due mainly to the net loss of $602,555, offset by non-cash depreciation and amortization expenses of $197,287, and a net increase in non-cash working capital items of approximately $40,000. This net increase resulted from the Company's revenue growth for the year ended August 31, 1997 requiring financing for increased accounts receivable of $396,760, resulting primarily from the Impulse acquisition's revenue growth. Additionally, the Company reduced accrued expenses and taxes by $281,803 and increased other current assets by $17,896. Offsetting these uses of cash were the utilization of vendors as a financing source exhibited by an increase in accounts payable of $391,353 and an increase in deferred revenues of $264,700, representing work billed in advance of performance in accordance with contractual terms and conditions.

          Net cash used in investing activities in fiscal 1997 was $177,456 attributable to fixed asset additions of $75,607, cash paid for acquisitions of $43,231, and additions to other long-term assets of $58,618.

          Cash provided by financing activities in fiscal 1997 was $681,395 due primarily to net proceeds from stock issuance of $769,321, a $50,000 decrease in advances to Impulse, offset by reductions in both long-term debt of $100,908 (resulting from acquisitions accounted for under the purchase method of accounting) and advances from an officer of $32,000.

          In March, 1997, the Company raised $753,993 from the net proceeds of its private placement offering of 1,430,800 shares of the Company's Common Stock of which 898,074 shares were issued. Additionally, in June, 1997 the Company raised $7,828 from the issuance of 3,591 shares of Common Stock related to a stock rights offering allowing existing shareholders to purchase one share of Common Stock for every three shares held.

          The Company has a revolving line-of-credit with a bank for $250,000, due to expire December 15, 1998. The Company intends to refinance this debt prior to its due date. The Company also previously had a $26,107 term note that was retired on October 30, 1998, subsequent to the fiscal year end. Borrowings under the line-of-credit and the outstanding principal and interest on the note are collateralized by substantially all of the Company's assets and bear interest at the bank's floating interest rate (currently 10.79%). The line-of-credit and the note are further secured by commercial guaranties of two of the shareholders and Synaptx.

          The Company has various notes payable to related parties (see
          Note 11 to the financial statements in Part II, Item 7). These notes total approximately $140,000 as of the report date and bear interest at 12%.

          The Company's current expansion plans are primarily related to the acquisition of companies that fit the Company's long-term strategy of customer management. Acquisition targets are being identified and preliminary discussions have ensued for the potential acquisition of companies fitting this framework. These possible acquisitions are expected to be consummated primarily for Synaptx stock. However, part of these acquisitions can be expected to require the use of cash for noncompete agreements with key employees, working capital of the acquired companies, and possibly past performance liabilities to the selling shareholders. Management anticipates that cash needed to finance possible acquisitions in the near term will be generated from operations and from additional private placement financing. There can be no assurance that such financing can be obtained.

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued

          SFAS No. 130, Reporting Comprehensive Income. The new standard discusses how to report and display comprehensive income and its components. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

          YEAR 2000 ISSUE

          The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has conducted preliminary reviews of its computer systems and its purchased software programs (including accounting software) and does not believe the Year 2000 Issue will pose any significant operational problems for its systems or software or any significant costs to the Company.

          In addition, the Company intends to make similar reviews of the systems of potential acquisition candidates for any financial or operational impact the Year 2000 Issue may pose.

          INFLATION

          In the opinion of management, inflation has not had a material effect on the operations of the Company.

          ITEM 7.  FINANCIAL STATEMENTS

          The consolidated financial statements for Synaptx Worldwide, Inc. and subsidiaries for the fiscal years ended August 31, 1998 and 1997 have been audited to the extent indicated in their report (which contains an explanatory paragraph regarding the Company's ability to continue as a going concern) by BDO Seidman, LLP, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Item 7 of this Form 10-KSB.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



          To the Board of Directors
          Synaptx Worldwide, Inc.
          Elgin, Illinois

               We have audited the accompanying consolidated balance sheets of Synaptx Worldwide, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synaptx Worldwide, Inc. and subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          BDO SEIDMAN, LLP

          Chicago, Illinois
          November 20, 1998

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
          AUGUST 31, 1998 AND 1997

                                                1998             1997
                                                ----             ----
          ASSETS
          CURRENT ASSETS
             Cash                            $  126,532     $    58,265
             Accounts receivable
              (net of allowance
               for doubtful accounts
               of $37,736 and $0)               918,785       1,001,638
             Prepaid expenses and deposits       44,861          44,662
                                             ----------       ---------
                Total current assets          1,090,178       1,104,565

          PROPERTY AND EQUIPMENT                462,725         254,990
             Less accumulated depreciation     (162,045)        (69,041)
                                             ----------       ---------
                Net property and equipment      300,680         185,949

          COSTS IN EXCESS OF NET ASSETS ACQUIRED
            (net of accumulated amortization of
             $1,878,834 and $129,372)           868,881       1,631,673
          OTHER ASSETS                           96,839          60,998
                                             ----------       ---------

          TOTAL ASSETS                      $ 2,356,578     $ 2,983,185
                                             ==========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          CURRENT LIABILITIES:
               Accounts payable            $    490,726     $   679,477
               Accrued expenses and taxes       438,737         199,644
               Notes payable                    303,417         295,482
               Current portion of
                 long-term debt                 175,521           8,120
               Deferred revenue                 150,427         414,700
                                             ----------       ---------
                Total current liabilities     1,558,828       1,597,423

          LONG-TERM DEBT, NET OF
          CURRENT PORTION                       331,502          21,200

          COMMITMENTS

          STOCKHOLDERS' EQUITY (DEFICIT)
               Cumulative, convertible
               preferred stock; $.001 par value;
               10,000,000 shares authorized,
               137,143 issued and outstanding       137               -
             Common stock; $.001 par value;
               25,000,000 shares authorized,
               6,378,503 and 5,193,660 issued
                and outstanding                   6,379           5,194
             Additional paid in capital       4,284,534       2,052,977
             Deficit                         (3,824,802)       (693,609)
                                             ----------       ---------

                TOTAL stockholders'
                 equity (deficit)               466,248       1,364,562
                                             ----------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                $ 2,356,578     $ 2,983,185
                                             ==========       =========

          See accompanying summary of accounting policies and notes to consolidated financial statements

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997


                                                     1998        1997
                                                     ----        ----


          NET SALES AND REVENUES:
             Marketing services
               and production                 $  2,626,388   $  3,301,878
             Database services                   1,092,252              -
             Commission income                   2,002,114        119,005
             Executive placement fees               77,430        180,241
                                               -----------    -----------
                 Total revenues                  5,798,184      3,601,124
                                               -----------    -----------

          COST OF SALES AND REVENUES             4,787,349      2,571,467
                                               -----------    -----------

          GROSS PROFIT                           1,010,835      1,029,657

          Selling, general and
            administrative expenses              2,023,173      1,384,481
          Depreciation and amortization            533,470        197,287
          Impairment of goodwill                 1,520,948              -
                                               -----------    -----------

          LOSS FROM OPERATIONS                  (3,066,756)      (552,111)

          Interest expense                          64,437         50,444
                                               -----------    -----------

          NET LOSS                             $(3,131,193)   $  (602,555)

          CUMULATIVE CONVERTIBLE PREFERRED STOCK
            DIVIDEND REQUIREMENTS                   27,200              -
                                               -----------    -----------

          NET LOSS APPLICABLE TO
            COMMON SHAREHOLDERS                $(3,158,393)   $  (602,555)
                                               ===========    ===========

          WEIGHTED AVERAGE SHARES
            OUTSTANDING                          5,559,297      4,339,640
                                               ===========    ===========

          BASIC AND DILUTED
          NET LOSS PER SHARE                   $    (0.57)        $ (0.14)
                                               ===========    ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE TWO YEARS ENDED AUGUST 31, 1998 AND 1997

                                  Common Stock

                                             Par
                              Shares        Value            Shares
                              ------        -----            ------
           BALANCES,
             AUGUST 31,
             1996          1,937,022      $ 1,936                    -

           Shares issued
             for business
             acquisitions    902,259          902

           Sale of common
             stock-net       901,665          902

           Shares issued
             for assets        5,503            6

           Reverse merger
             into public
             shell         1,447,211        1,448

           Discount on
             options tied
             to
             acquisition

           Discount on
             stock
             warrants
             tied
             to debt
           NET LOSS FOR
             THE YEAR
                            --------      -------             --------

           BALANCES,
             AUGUST 31,
             1997          5,193,660        5,194                    -
           Shares issued
             for business
             acquisitions    537,501          537              137,143

           Warrants
             exercised        31,012           31

           Options
             exercised        20,544           21
           Vendor
             settlements
             for stock         5,770            6

           Vendor
             settlements
             for options
           Warrants
             issued
             to lender

           Private
             placement
             sales, net      590,016          590

           NET LOSS FOR
             THE YEAR
                           ---------    ---------            ---------
             BALANCES,
             AUGUST 31,
             1998          6,378,503       $6,379              137,143
                           =========    =========            =========





                            Preferred
                              Stock

                                                       Additional
                               Par         Paid-in     Accumulated
                              Value        Capital      Deficit     Total
                              -----        -------    -----------   -----
           BALANCES,
             AUGUST 31,
             1996              $   -      $43,664     $(91,054)  $(45,454)

           Shares issued
             for business
             acquisitions               1,189,098               1,190,000
           Sale of common
             stock-net                    760,919                 761,821

           Shares issued
             for assets                     4,994                   5,000

           Reverse merger
             into public
             shell                         (4,698)                 (3,250)
           Discount on
             options tied
             to
             acquisition                   45,000                  45,000

           Discount on
             stock
             warrants
             tied
             to debt                       14,000                  14,000
           NET LOSS FOR
             THE YEAR                                 (602,555)  (602,555)

           BALANCES,
             AUGUST 31,
             1997                  -    2,052,977     (693,609) 1,364,562

           Shares issued
             for business
             acquisitions        137    1,048,048               1,048,722

           Warrants
             exercised                     14,058                  14,089
           Options
             exercised                     18,645                  18,666

           Vendor
             settlements
             for stock                     10,014                  10,020

           Vendor
             settlements
             for options                   10,735                  10,735
           Warrants
             issued
             to lender                      2,500                   2,500

           Private
             placement
             sales, net                 1,127,557               1,128,147
           NET LOSS FOR
             THE YEAR                               (3,131,193)(3,131,193)
                           ---------    ---------   ----------  ---------

           BALANCES,
             AUGUST 31,
             1998               $137   $4,284,534   $3,824,802   $466,248
                           =========   ==========   ==========   ========


          See accompanying summary of accounting policies and notes to consolidated financial statements

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

                                                      1998      1997
                                                      ----      ----
          Cash flows from
            operating activities

             Net loss                           $ (3,131,193)   $ (602,555)
             Adjustments to reconcile
               net loss to
                   net cash used in operating
                    activities:
             Depreciation                             98,288        67,915
             Goodwill amortization                   228,514       129,372
             Impairment of goodwill                1,520,948             -
             Non-compete agreement
              amortization                           206,668             -
             Changes in assets and
               liabilities net of
                  assets acquired:
               Decrease (increase) in
                 accounts receivable                 356,742       (396,760)
               Decrease (increase) in
                 other current assets                 25,284        (17,896)
               (Decrease) increase in
                  accounts payable                  (210,993)        391,353
               Increase (decrease) in
                 accrued expenses and taxes          154,378       (281,803)
               (Decrease) increase in
                  deferred revenue                  (264,273)        264,700
                                                    --------        --------

                Net cash used in
                  operating activities            (1,015,637)      (445,674)

          Cash flows from investing activities

             Additions to property, plant
               and equipment, net                   (124,114)       (75,607)
             Cash paid for acquisitions             (216,548)       (43,231)
             Additions to other assets                  (828)       (58,618)
                                                    --------        --------
                   Net cash used in
                     investing activities           (341,490)      (177,456)

          Cash from financing activities
             Additions to (reductions in)
               bank lines of credit                     7,934        (10,018)
             Additions to short-term debt - net        51,316               -
             Additions to (reductions in)
               long-term debt-net                     182,123       (100,908)
             Decrease in restricted cash                   -           10,000
             Decrease in liability to
               private placement
                     subscribers                           -         (10,000)
             Decrease in deferred placement costs          -           5,000
             Decrease in due from Impulse                  -          50,000
             Decrease in due to officer                    -         (32,000)
             Issuance of common stock-net           1,184,021        769,321
                                                    ---------       --------
                Cash provided by financing
                  activities                        1,425,394        681,395
                                                    ---------       --------

          Net increase in cash                         68,267         58,265

          Cash at beginning of year                    58,265              -
                                                    ---------       --------
          Cash at end of year                   $     126,532     $   58,265
                                                    =========       ========

          See accompanying summary of accounting policies and notes to consolidated financial statements

          SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

          OPERATIONS

          Synaptx Worldwide, Inc., (the "Company"), is a holding company incorporated in the State of Utah. The Company has five wholly owned subsidiaries, Synaptx Access, Inc. ("Access"), which was incorporated in Florida, Synaptx Impulse, Inc. ("Impulse"), which was incorporated in Illinois, ORAYCOM, Inc., ("ORAYCOM"), which was incorporated in Texas, WG Controls, Inc. ("WG") which was incorporated in Illinois, and Primus Marketing Associates, Inc. ("Primus") which was incorporated in Minnesota. (See Note 2).

          Impulse is an Elgin, Illinois based marketing and advertising agency serving primarily the telecommunications and information industries throughout the United States. The firm employs industry professionals with expertise in market research, strategic and market planning, marketing communications, sales training and management, graphic design, database marketing, and web site information systems development. In fiscal 1998, Impulse began offering database analysis and software services to major telecommunications clients.

          Access is a consulting and sales representative firm based in Florida that provides telecommunications and information industry companies with consulting, field sales and business development support. Clients are located throughout the United States.

          ORAYCOM, Inc. is a sales representative firm based in Texas that provides field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV and telecommunications (both voice and data networking) original equipment manufacturers, located primarily in the southwestern United States. These clients pay a negotiated commission on all sales associated with the contracted coverage. Three months of ORAYCOM revenues from its June 1, 1997 acquisition date are included in fiscal year ended August 31, 1997 results. (See Note 2)

          WG is a sales representative firm based in Illinois that provides field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV and telecommunications (both voice and data networking) original equipment manufacturers, located primarily in the midwestern United States. These clients pay a negotiated commission on all sales associated with the contracted coverage. Eight months of WG revenues from its January 1, 1998 acquisition date are included in fiscal year ended August 31, 1998 results. (See Note 2)

          Primus is a sales representative firm based in Minnesota that provides field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV, telecommunications (both voice and data networking), and electrical utility original equipment manufacturers, located primarily in the midwestern United States. These clients pay a negotiated commission on all sales associated with the contracted coverage. Three months of Primus revenues from its June 1, 1998 acquisition date are included in fiscal year ended August 31, 1998 results. (See Note 2)

          BASIS OF REPORTING

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses from operations as a result of its investment in personnel necessary to achieve its operating plan which is long-range in nature. For the years ending August 31, 1996, 1997 and 1998 the Company realized net losses of $72,541, $602,555 and $3,131,193, respectively. At
          August 31, 1998, the Company has a working capital deficit of $468,650.

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

          Although the Company is pursuing an additional private placement equity infusion and the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all, or raise additional private placement investment. Failure to secure such financing or to raise additional private placement investment may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans. In addition, if the Company is unable to meet its obligations under its credit agreements, such creditors shall have the right to foreclose on the assets of the Company, which will be prior to the interests of the holders of Common Stock.

          During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of acquiring customer management driven companies that enable network and network equipment providers to identify, acquire, and maintain customers. This shift is a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis.

          The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, significant intercompany accounts, transactions and profits are eliminated.

          REVENUE RECOGNITION

          Professional fees, database service revenues, production billings, commission income and executive placement fees represent the principal sources of revenue of the Company. Professional fee and database service revenues are generally recognized when fees are earned based on work performed. Production revenues are recorded as billed with costs accrued for vendor invoices not yet received. Commission revenues are recorded as sales are consummated. Executive placement fees are recognized when an individual recommended is hired by the client.

          DEFERRED REVENUE

          Impulse often receives prepayments for professional services to be rendered. This revenue is deferred and as the services are provided, a proportionate share of the deferred revenue is recognized as income.

          PROPERTY AND EQUIPMENT; DEPRECIATION

          Property and equipment are stated at cost and depreciated over their estimated useful lives of three to five years using the straight-line method.

          COST IN EXCESS OF NET ASSETS ACQUIRED

          Cost in excess of net assets acquired ("goodwill") resulting from the acquisitions of Impulse, ORAYCOM, WG, and Primus is being amortized on the straight line method over 10 years.

          It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated future net operating cash flows to be generated from the use of the assets are less than their carrying value. The Company measures impairment using a number of factors, which include the future business outlook, turnover of key personnel and estimated future discounted cash flows. In fiscal 1998, goodwill related to the purchases of ORAYCOM and Impulse was fully written off as these assets were deemed to have been permanently impaired. See Notes 14 and 15 for further discussion.

          INCOME TAXES

          Synaptx Worldwide, Inc. is a "C" corporation. As of June 3, 1996, Access became a "C" corporation. Impulse, ORAYCOM, WG and Primus also became "C" corporations as of their respective acquisition dates. A deferred tax asset was created as a result of the estimated future tax consequences of temporary differences between the financial statement and tax basis of assets given the provisions of the enacted tax laws. (See Note 5).

          ESTIMATES

          The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display comprehensive income and its components. This standard is effective for years beginning after

          December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

          FINANCIAL INSTRUMENTS

          Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash investments and accounts receivable. The Company invests its temporary cash balances in financial instruments of highly rated financial institutions with maturities of less than three months.

          The carrying values reflected in the balance sheets reasonably approximate the fair values for cash, accounts receivable, payables and debt.

          NET LOSS PER SHARE

          In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 replaces the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, after giving effect to the stock dividend described below. Outstanding Common Stock options, warrants and shares of common stock issuable upon the conversion of preferred stock have been excluded from the computation as their effect would be anti-dilutive.

          STOCK DIVIDEND

          In February 1997, the Company declared a 10.058% stock dividend. All share and per share data have been adjusted to reflect the stock dividend.

          BUSINESS REORGANIZATION - REVERSE MERGER

          On February 10, 1997, the Company entered into a merger agreement (the "Merger") with Worldwide Applied Telecom Technology, Inc., a Delaware corporation, ("WWATT"). Pursuant to the terms of the

          Merger, the Company effected a reverse stock split of its outstanding shares of Common Stock on a one (1) share for one and three-fourths (1.75) shares, and exchanged 3,600,000 shares of authorized but previously unissued shares of the Company's common stock for all the previously issued and outstanding shares of WWATT. An additional 790,000 shares of the Company's common stock was issued for services related to the Merger. As a result of the Merger, WWATT was merged with and into the Company with the Company being the surviving corporation, and the Company changed its corporate name to Synaptx Worldwide, Inc. The aforementioned actions were approved by the Company's shareholders at the Special Meeting of Shareholders held March 12, 1997. Prior to the Merger, there was no affiliation between the Company and WWATT, nor between the officers, directors or principal shareholders of the two respective entities. For accounting purposes, the transaction has been treated as a recapitalization of the Company, or reverse merger. Subsequent to the acquisition, all of the Company's activities have been restated to the prior business endeavors of WWATT.

          NOTE 2.  BUSINESS COMBINATIONS

          IMPULSE

          On October 1, 1996, the Company acquired all of the existing outstanding Common Stock of Impulse in exchange for 759,401 shares of its Common Stock, valued at $690,000. The acquisition was accounted for using the purchase method of accounting.
          Impulse is primarily engaged in marketing to the telecommunications and information industries. The results of operations of Impulse are included in the accompanying financial statements for the eleven months from October 1, 1996 to August 31, 1997 for the fiscal year ended August 31, 1997.

          See Note 14 for discussion of the Company's decision to write off the remaining goodwill related to the purchase of Impulse, totaling $1,092,894, as it was deemed to have been permanently impaired in compliance with Statement of Financial Accounting Standards No. 121.

          ORAYCOM

          On June 1, 1997, the Company exchanged 142,858 shares of its
          Common Stock for all of the existing outstanding Common Stock of ORAYCOM, valued at $500,000. In addition, the Company is potentially liable for contingent consideration (see below). The acquisition was accounted for using the purchase method of accounting. ORAYCOM is primarily engaged in representing clients primarily in the telecommunications (both voice and data networking) and cable TV industries for which ORAYCOM is paid commissions based on contractually agreed upon rates for products/services sold. The results of operations of ORAYCOM are included in the accompanying financial statements for the three months from June 1, 1997 to August 31, 1997 for the fiscal year ended August 31, 1997.

          Additionally, pursuant to the terms of the acquisition, the former shareholder of ORAYCOM may earn additional purchase price consideration in the form of additional Common Stock of the Company based on the attainment of both "commission revenues" and "earnings" above specified levels by ORAYCOM beginning June 1, 1997 through August 31, 1999. In fiscal 1998, 37,500 shares were issued as additional consideration to the ORAYCOM purchase. This additional consideration was added to goodwill and subsequently fully written off. See Notes 14 and 15.

          See Note 15 for discussion of the Company's subsequent decision to sell the ORAYCOM subsidiary. This subsidiary was not considered a material portion of the Company's consolidated business.

          WG CONTROLS, INC.

          On January 1 1998, the Company acquired WG Controls, Inc., a sales representative firm based in Arlington Heights, Illinois. WG was acquired for 285,715 shares of the Company's $ .001 par value Common Stock, 137,143 shares of the Company's $ .001, Series A, cumulative convertible preferred stock and $270,000 in cash payable as follows: $125,000 on the first anniversary date of the Agreement, $125,000 on the second anniversary date of the Agreement, and $20,000 on the third anniversary date of the Agreement, for a total purchase price of $896,628. Additionally, on closing, the Agreement called for the payment of $250,000 to key employees related to noncompetition agreements.

          The Series A Preferred Stock paid at closing provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. The conversion provision on the preferred stock calls for the 137,143 preferred shares to be converted into .67361 shares of the Company's Common Stock or 92,381 shares of Common Stock when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60 day trading period.

          WG employs eleven people and previously operated out of leased office space in both Arlington Heights, Illinois and Milwaukee, Wisconsin. In August, 1998, WG moved its Illinois operations to the Company's headquarters in Elgin, IL. In addition to Elgin, WG has employees based in Milwuakee, Wisconsin to better serve customers throughout that region. Revenues represent the earning of commissions on its customers' sales. These commissions range primarily from 3.5% up to 10%, depending on the sophistication of the customers' products and services represented. WG will operate as a subsidiary of Access. WG currently represents RELTEC, Rohm, and Johanson in addition to approximately 13 other clients.

          PRIMUS MARKETING ASSOCIATES, INC.

          On June 1, 1998, the Company acquired Primus Marketing
          Associates, Inc., a sales representative firm based in Minnetonka, Minnesota for 214,286 shares of the Company's $.001 par value Common Stock, valued at $321,429. Primus is a sales representative firm that provides field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV and telecommunications (both voice and data networking) original equipment manufacturers, commonly referred to as OEMs, located primarily in the north central section of the United States.

          Primus' operations consist of sales representatives who sell to the private network, public telephone network, cable operating companies and alternate access provider communication markets. Primus currently represents RELTEC, Alcoa Fujikara, Amp and Raytheon in addition to approximately 20 other clients.

          Primus employs nine people and operates out of leased office space. Primus's employees are based in strategic territories to meet their customers' needs, serving Minnesota, North Dakota, South Dakota, Iowa, Nebraska, Montana, Wyoming and Northern Wisconsin. Revenues represent the earning of commissions on its customers' sales. These commissions range from 3.5% up to 8%, depending on the sophistication of the customers' products and services represented.

          If the acquisitions of Impulse, ORAYCOM, WG, and Primus had occurred on September 1, 1996, management estimates that, on an unaudited pro forma basis, the following would have been reported on a consolidated basis for the years ended August 31:

               (Unaudited)
                                                   1998            1997
                                                   ----            ----
               Revenues                     $ 6,915,462     $ 6,540,711

               Net loss                     (3,259,869)       (839,847)

               Preferred dividends               40,800          40,800

               Net loss applicable
                to common
                shareholders               ($3,300,669)      ($880,647)

               Net loss per common            $  (0.57)       $  (0.18)
                share

          NOTE 3.  PROPERTY AND EQUIPMENT

               Major classes of property and equipment consist of the following:

                                                   1998            1997
                                                   ----            ----
               Leasehold improvements        $   58,598       $   7,708
               Furniture and fixtures           187,126          73,650
               Computer equipment               176,819         173,632
               Automobiles                       40,183               -
                                              ---------       ---------
                                                462,726         254,990
               Less accumulated depreciation    162,046          69,041
                                              ---------       ---------
               Net property and equipment    $  300,680       $ 185,949
                                             ==========       =========

          NOTE 4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                    Payment
          Description  % Rate       Terms        1998         1997
          -----------  ------       -------      ----         ----
          Line of      10.79        Due on        $250,000     $250,000
          Credit                    demand or
                                    Dec 15,
                                    1998, see
                                    (a) below

          WG           Imputed @    Various, see   249,021          -0-
          Acquisition  8.75%        Note 2
          Debt
          Shareholder  Various      See Note 11    210,100          -0-
          & Employee
          Loans

          Term note    10.79        Due October     26,107       26,107
                                    30, 1998,
                                    see (a)
                                    below

          Line of      13.25        Due on          18,218       19,375
          Credit                    demand, see
                                    (b) below
          Line of      17.90        Due on           9,092          -0-
          Credit                    demand, see
                                    (b) below

          Term notes & Various      Various         47,902       29,320
          Capital                                ---------    ---------
          leases
               Total                               810,440      324,802

               Less current maturities             478,938      303,602
                                                 ---------    ---------

               Long-term portion                 $ 331,502    $  21,200
                                                 =========    =========

          a) The notes payable consist of borrowings under a revolving line-of-credit with a bank which was assumed when Impulse was acquired. Borrowings under the line-of-credit, which is payable on demand or due December 15, 1998, are collateralized by substantially all of Impulse's assets and bear interest at the bank's internal rate (10.79% and 10.99% at August 31, 1998 and

          1997, respectively).   The total line balance is limited to no
          more than 65% of accounts receivable less than 90 days old, with a maximum draw of $250,000. The line is secured by commercial guaranties of two of the shareholders and Synaptx. The Company expects to refinance this debt prior to its December 15, 1998 due date.

          The Company also added a term loan with the same bank with which the line of credit exists when Impulse was acquired. This loan is collateralized by substantially all of Impulse's assets and bears interest at the bank's internal rate of 10.79% and 10.99% at August 31, 1998 and 1997, respectively. The loan was paid in full subsequent to year end.

          The Company has guaranteed the personal and commercial debt of a certain Director and shareholder (who are husband and wife) of the Company with this bank totaling $109,558 and $438,426 at August 31, 1998 and 1997, respectively.

          b) The notes payable also consist of unsecured borrowings under revolving lines-of-credit with a bank which were assumed when ORAYCOM and Primus were acquired. Borrowings under the lines-of-credit, which are payable on demand, bear interest at the bank's internal rate (approximately 13.25% and 17.90%, respectively, at August 31, 1998 and 13.25% at August 31, 1997). The maximum available amounts on these lines-of-credit are $20,000 and $37,400, respectively.

          NOTE 5.  INCOME TAXES

          The following table sets forth the deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities:

                                     1998                  1997
                                     ----                  ----

          Net operating loss    $ 770,000             $ 220,000
            carryforwards
          Valuation allowance   (770,000)             (220,000)
            for deferred tax    ---------             ---------
            asset

          Net deferred tax      $       -             $       -
            asset               =========             =========

          As of August 31, 1998, the Company has a net operating loss carryforward of approximately $1,900,000 which may be used to reduce taxable income and income taxes in future years. The primary difference between tax and book reporting is non-deductible goodwill amortization. The carryforwards expire at various dates through 2013.

          NOTE 6.  EMPLOYEE BENEFIT PLANS

          The Company sponsors a qualified employee savings plan for all eligible employees, commonly referred to as a 401-K plan. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with Synaptx matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution.

          Employer matching contributions to the plan were approximately $18,000 and $6,000 for the years ended August 31, 1998 and 1997, respectively.

          NOTE 7.  LEASE OBLIGATIONS

          A subsidiary leases certain office furniture and equipment under capital lease agreements. The original principal amount of these capital leases was $30,523. The leases require monthly installments of $916, which includes interest ranging from 14.0% to 21.08%. The leases which have either 36 or 60 month terms terminate between May, 1998 and June 2002. The capital leases are secured by the underlying furniture and equipment.

          The following is a schedule by years of future minimum lease payments required under capital leases together with their present value as of August 31, 1998:

                    Year ending August 31,             Amount
                    ---------------------              ------

                          1999                          10,985
                          2000                           9,592
                          2001                           5,411
                          2002                           4,058
                                                       -------

                    Total minimum lease payments       $30,046
                    Less amount representing interest  (8,373)
                                                       -------
                    Present value of minimum
                    lease payments                     $21,673
                                                       =======

          The Company also leases both office space and equipment under operating leases which expire at various dates. As of August 31, 1998, the Company's future minimum lease payments under operating leases are as follows:

                    Year ending August 31,             Amount
                                                       ------
                    1999                          $    303,157
                    2000                               250,995
                    2001                               196,083
                    2002                               171,314
                    2003                               153,448
                    2004 and beyond                    207,231
                                                       -------

               Total minimum rent commitments     $  1,282,228
                                                  ============

          Total rental expense for the Company's facilities and equipment was approximately $323,800 and $211,800 for the years ended August 31, 1998 and 1997, respectively.

          NOTE 8.  PRIVATE PLACEMENTS

          From July 1996 through March 1997, the Company sold 898,074 shares (post stock dividend, 816,000 pre-dividend) of the Company's Common Stock at $1 per pre-dividend share in a private placement which resulted in net proceeds of $753,993. The private placement required that a minimum of $500,000 be raised.

          On June 3, 1997 the Board of Directors of Synaptx authorized a stock rights offering whereby every shareholder of record as of May 28, 1997 of Synaptx Common Stock could purchase one (1) share for every three (3) shares held at a price of $2.18 per share.
          As a result, an offering of 1,682,403 shares were so offered of which 3,591 were exercised as of June 30, 1997, the expiration date.

          On October 2, 1997, the Company sold 15,000 shares to an employee of the Company for $2.00 per share, realizing total proceeds of $30,000. This sale was outside of any of the formal private placements with the price being determined as the market price of the shares as of that point in time.

          On October 22, 1997, the Board of Directors authorized a second private placement of up to $2,000,000 in either shares of the Company's Common Stock at $2.30 per share or of units at $3.00 per unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of the Company's Common Stock at $2.30 per share with an exercisable life of five years. This offering resulted in proceeds of $119,900 for which 43,000 shares of Common Stock were issued. On May 14, 1998, in conjunction with the offering of Common Stock at $1.75, as described below, the Board of Directors approved an option whereby these investors could convert their investment as if they had subscribed for Common Stock at $1.75 per share, including conversion of their warrants. All the investors elected to do so, and as a result, the Company issued 25,516 more shares of Common Stock, bringing the total Common Stock under this offering to 68,516 shares.

          On May 14, 1998 the Board of Directors approved a third private placement of up to $1,050,000 in shares of the Company's common stock at $1.75 per share. This offering resulted in proceeds of $230,125 for which 131,500 shares of Common Stock were issued.

          On June 18, 1998 the Board of Directors authorized a fourth private placement of up to $2,275,000 originally priced at $1.75, subsequently repriced at $2.00, in units (minimum subscription 50,000 units) consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $3.00 per share but callable at $0.25 per share if the closing trading price of the Company's Common Stock closes at or above $4.50 per share for ten consecutive trading days. The period of this offering extended through September 20, 1998 and was subsequently extended by the Board of Directors until December 1, 1998 with the President of the Company authorized to extend this offer for 30 more days or to December 31, 1998. This offering resulted in proceeds of $750,000, for which 375,000 shares of Common Stock were issued, through August 31, 1998, and an additional $290,000 and 219,581 shares subsequent to year end.

          NOTE 9.  STOCK INCENTIVE PLAN

          The Company has a stock incentive plan (the "Plan") adopted by the Board of Directors on September 27, 1996 and approved by the stockholders on January 17, 1997. The Plan has been subsequently amended by the Board of Directors with approval by a majority of the then existing shareholders on October 22, 1997 to increase the number of issuable shares under the Plan and clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The Plan provides for the issuance of both qualified and nonqualified incentive stock options at an exercise price approximating the fair market value, defined as the average bid and ask price over the prior five days' trading in which at least 1,000 shares have traded, of the Company's stock at the date of grant (or 110% of such fair market value in the case of substantial stockholders). Options generally vest over two years, with one-third being vested immediately, one-third vesting on the one year anniversary of the issuance, and the final one-third vesting on the two year anniversary date of the issuance. The maximum life of the options is five years in the case of qualified incentive stock options and ten years in the case of non-qualified incentive stock options.

          A total of 1,450,000 shares of the Company's Common Stock have been reserved pursuant to the Plan: 893,749 shares issued inside the Plan and 784,039 shares issued outside the Plan. As of August 31, 1998, 571,021 are exercisable. Subsequent to year end, the Board of Directors is considering a resolution, to be voted on by shareholders, to increase the number of shares available under the Plan. Transactions during the fiscal years ended August 31, 1997 and 1998 are summarized as follows:


                                                     Weighted    Weighted
                                                      Average     Average
                                Number of Price per Price per   Remaining
                                   Shares     Share     Share Life -Years
                                 -------- --------- --------- -----------

          Outstanding as of           -    $    -    $    -        -
          August 31, 1996

            Granted             343,192    $ .09-    $ 0.93     2.07

                                           $ 2.18

            Exercised                 -         -
            Cancelled           (15,137)   $  .91    $ 0.91
                            -----------
          Outstanding as of     328,055    $ .09-    $ 0.93     2.07
          August 31, 1997                  $ 2.18

            Granted           1,469,500    $2.35-    $ 2.80     3.91
                                           $ 3.70

            Exercised           (20,544)   $  .91    $ 0.91
            Cancelled           (99,223)   $ .91-    $ 2.32
                            -----------    $3.36

          Outstanding as of   1,677,788    $.09-     $ 2.49     3.65
          August 31, 1998     =========    $3.70

          Exercisable as of     168,038              $ 0.75     2.33
          August 31, 1997   ===========

          Exercisable as of     571,021              $ 2.16     3.19
          August 31, 1998       =======


          In July and October 1996, the Company granted nonqualified options (included above), outside the Plan, to purchase 33,018 and 55,030 shares of Common Stock, respectively. The option prices were $.91 and $.09, respectively. An option to purchase 16,509 shares at $.91 has been exercised, with all the remaining options still outstanding and are exercisable.

          In May, 1998, the Company granted nonqualified options (included above) to purchase 675,000 and 37,500 shares of Common Stock, outside the Plan. The option prices were $2.55 and $2.81, respectively. All these options remain outstanding and are exercisable.

          On October 28, 1998, the Company issued stock options to certain employees allowing for the purchase of 142,250 shares of the Company's Common Stock under the Plan expiring October 28, 2003 at an exercise price of $1.85 per share. Of the authorized shares available under the Plan, 468,273 remain available for issuance.

          The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for options granted to employees. Under APB Opinion No. 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

          The weighted-average grant-date fair value of stock options granted to employees and directors during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for employee stock options under Statement of Financial Accounting Standards No. 123 are as follows:


                                               1998              1997
                                               ----              ----

            Grant-date fair value per           $ 1.05          $ 3.76
              share
            Significant assumptions
              (weighted-average):
            Risk-free interest rate at           5.61%           6.00%
              grant date
            Expected stock price                40.00%          42.03%
              volatility
            Expected dividend payout                 -               -
            Expected option                       4.20            3.00
              life-years(a)
            Net loss:
              As reported                 $(3,131,193)      $(602,555)
              Pro forma                   $(4,613,333)      $(960,000)
            Net loss per share:
              As reported                     $ (0.57)         $(0.14)
              Pro forma                       $ (0.83)         $(0.22)

          (a) The expected option life is based on the exercise of options by their contractual expiration dates assuming that all options are so exercised since the Company has no historical option exercise patterns on which to base an alternative scenario.

          In addition to the options described above, the Company has issued warrants in conjunction with private placements, private placement support, and acquisitions, a summary of which is below:

                                                      Weighted     Weighted
                                                       Average      Average
                              Number of   Price per  Price per    Remaining
                                 Shares       Share      Share  Life -Years
                               --------   ---------  ---------  -----------
          Outstanding as             - $        -       $   -           -
           of August 31,
           1996
          Granted              200,006 $0.45-1.36       $ .84        2.44
          Exercised                  -          -
          Cancelled                  -          -           -
                          ------------

          Outstanding as       200,006 $0.45-1.36       $ .84        2.44
           of August 31,
           1997

          Granted              925,000 $1.75-4.00       $2.93
          Exercised           (31,012) $0.45-0.91       $ .45
          Cancelled                  -          -           -
                          ------------

          Outstanding as     1,093,994 $0.45-4.00       $2.62        4.22
           of August 31,  ============
           1998
          Exercisable as       200,006                  $0.84        2.44
           of August 31,  ============
           1997
          Exercisable as     1,093,994                  $2.62        4.22
           of August 31,  ============
           1998

          NOTE 10.  EMPLOYMENT AGREEMENTS

          The Company has employment agreements with eight employees, including one with all three of its officers which expire at various dates through August 31, 2002. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $1,480,500. The following amounts apply to each of the fiscal years ending August 31, as follow:
          1999-$715,500, 2000-$407,000, 2001-$223,000, and 2002-$135,000.
          These agreements shall be automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreements also contain severance provisions ranging from six months and up to three years in case of early termination without cause.

          NOTE 11.  RELATED PARTY TRANSACTIONS

          Ronald L. Weindruch, the Synaptx Chairman of the Board of Directors, who is also its President & C.E.O., received 269,642 shares of the Company's Common Stock which is equal to 50% of the Common Stock issued in the exchange for Access' stock, for his 50% ownership in Access. Also, this individual provides a significant amount of consulting services to the Company. He was paid or an accrual was made for services provided and expenses incurred, as follows:

          Total incurred for:             August 31, 1998  August 31, 1997
                                          ---------------  ---------------

          Consulting and commission           $ 81,700        $  111,400

          Expense reimbursement              $  42,900        $   46,500

          Accrued expenses:

          Consulting and commission              4,250            34,800
          expenses
          Expense reimbursements                   -0-            12,800

          During the fiscal year ended August 31, 1998, various related parties have advanced the Company funds to meet cash flow needs. These advances ranged in term from one month to two years and bear interest rates ranging from 10% - 12%. Total funds advanced totaled $265,100, of which $210,000 was outstanding as of August 31, 1998. Subsequent to year end, an additional $70,100 was paid off, leaving a balance due of $140,000 as of the report date.

          A company controlled by an officer and director served as the primary contractor for the leasehold improvements on the new office space located in Elgin, Illinois. Materials and labor for services totaled approximately $31,000 of which $4,320 has been paid by issuance of 2,470 shares of the Company's Common Stock. The remainder will be paid as cash flow allows.

          The Company through its acquisition of Impulse is also acting as guarantor of a personal note to a bank the same officer and director and his wife, a shareholder. This note which bears interest at 10.99% and is due on October 17, 2001 had a balance of $109,600 as of August 31, 1998.

          NOTE 12.  SIGNIFICANT CUSTOMERS

          One multi - divisional customer in the telecommunications industry accounted for approximately 28% of sales in the year ended August 31, 1998, although no individual division accounted for more than 15% of the Company's total sales. Receivables from this customer represented approximately 4% of total receivables at August 31, 1998. Two multi-divisional customers from the telecommunications industry represented 21% and 34% of sales in the year ended August 31, 1997, while a third represented 21%. Receivables from these three customers represented approximately 14%, 65%, and 2% of total receivables at August 31, 1997, respectively.

          NOTE 13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

          During the year ended August 31, 1997, the Company issued 5,503 shares of its Common Stock in exchange for fixed assets with a value of $5,000.

          Cash paid during the year for interest was approximately $42,300 and $39,200 for the years ended August 31, 1998 and 1997, respectively.

          During fiscal year 1998, the Company purchased all of the capital stock of WG Controls, Inc., and Primus Marketing Associates, Inc. for $896,628 and $321,429, respectively. Additionally, 37,500 shares of Common Stock were issued as a result of additional earn-out related to a previous purchase. During fiscal year 1997, the Company purchased all of the capital stock of Impulse and ORAYCOM, Inc. for $690,000 and $500,000, respectively. In conjunction with the acquisition, liabilities assumed were as follows:

                                                  1998         1997
                                                  ----         ----

             Fair value of assets acquired    $ 1,550,866  $ 2,453,834
             Cash paid for acquisitions         (216,548)     (43,231)
             Notes payable issued               (234,960)            -
             Value of Stock issued              (983,097)  (1,190,000)
                                              -----------  -----------

             Liabilities assumed              $   116,261  $ 1,220,603
                                              ===========  ===========

          NOTE 14.  COSTS IN EXCESS OF ASSETS ACQUIRED

          Due to the increasing uncertainty of realization of the goodwill on the Company's books related to the acquisition of Impulse, the Company, deeming the value of the asset permanently impaired in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets", has taken a non-recurring charge of $1,092,894 to write off the remaining balance of goodwill related to Impulse. This decision has been made due to recurring losses from operations resulting in the refocusing on the direction of the Impulse unit, significantly different than the focus at the time of acquisition and significant turnover of key employees.

          Additionally, the Company wrote off the goodwill related to ORAYCOM, amounting to $428,054, as it also was deemed to have been permanently impaired due to the recurring losses sustained by ORAYCOM and the subsequent loss of a major customer representing nearly 40% of ORAYCOM revenues. See Note 15 below for further discussion of subsequent events related to ORAYCOM.

          NOTE 15.  SUBSEQUENT EVENTS

          On November 2, 1998, the Company, as a result of repeated and recurring losses, made the decision to terminate its operations under the Advantage Technologies name in San Jose, CA. The Company is not expected to incur material costs related to this closure.

          On November 11, 1998, the Company signed a Letter Agreement to sell all of the capital stock in ORAYCOM, Inc. to O. Ray Strickland and O. Ray Strickland IRA, (collectively, the "Strickland Group"). Mr. Strickland is an employee of the Company and the General Manager of ORAYCOM, Inc. He was the sole shareholder of ORAYCOM, Inc. when the Company acquired it from him in June, 1997. The agreement calls for Strickland Group to convey to the Company, 80,000 shares of Synaptx stock in exchange for all of the issued and outstanding shares of ORAYCOM, Inc. and waiver of the non-compete agreement in place with O. Ray Strickland. As a result, the Company has taken a charge in fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. ORAYCOM is not considered a material subsidiary to the Company's consolidated business.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with the Company's accountants on accounting or financial disclosure during the past two fiscal years.

          PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Executive Officers and Directors

          As of August 31, 1998, the executive officers and directors of the Company were as follows:

                    NAME               AGE             POSITION
                    ----               ---             --------
          Ronald L. Weindruch . . . .  51      President, C.E.O. and
                                               Chairman
          William N. Kashul, Sr.  . .  65      Director
          D. Mike Maxwell . . . . . .  58      Executive Vice President
                                               and Director
          Peter B. Atwal  . . . . . .  42      Director
          James L. McGovern . . . . .  56      Director
          William P. O'Reilly . . . .  52      Director
          Richard E. Hanik  . . . . .  51      Secretary, Treasurer & CFO

          All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors in cash for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Certain directors have been compensated with options in recognition of their service on the Board, as described further below. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Board of Directors has two standing committees: an audit committee and a compensation committee.

          None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, except for William P. O'Reilly who is Chairman of the Board, Director and CEO of Eltrax Systems, Inc. and a Director of Charter Communications, Inc. and World Access, Inc., nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

          The business experience of each of the persons listed above during the past five years is as follows:

          RONALD L. WEINDRUCH has been the President, Chairman and Chief Executive Officer of Synaptx as well as the founder of Access, in 1994. Mr. Weindruch was the Chairman of the Sanford Airport Authority in Sanford, Florida from 1993 to 1996. Prior thereto, he held a variety of senior management positions with Siemens, including senior vice-president of operations at Siemens Stromberg-Carlson. Prior to beginning with Siemens in 1984, Mr. Weindruch served as director of marketing for the Nortel (formerly Northern Telecom) DMS 100 switching system and was also group director of business development for Nortel's digital switching group. Mr. Weindruch holds an M.B.A. degree from George Washington University and a B.S. degree from the University of Illinois.

          D. MIKE MAXWELL is Executive Vice President of Synaptx. He founded Impulse in 1991 and served as its President until it was acquired by WWATT on October 1, 1996. Additionally, he has founded Pet Care, Inc., Paw Island Limited Partnership, and the National Cellular SAFETALK Center, Inc. He has over twenty years of marketing and sales experience in the telecommunications industry, with expertise in marketing services, market plan development and execution, marketing and sales training, sales planning and management. Mr. Maxwell has been in the marketing services business since 1984 when he was named vice president of sales for Warner-Little Text, a consumer telecommunications and enhanced subscriber services subsidiary of Warner Communications. Prior to joining Warner-Little Text, he was the director of marketing for Consolidated Communications, a diversified communications company. Mr. Maxwell has served as chairman of the marketing committee of the U.S. Telephone Association and is an active member of the International Engineering Consortium's Executive Advisory Council for the Business and Marketing Institute. Mr. Maxwell holds a B.A. degree from Eastern Illinois University.

          WILLIAM N. KASHUL, SR. is President of Kashul Consulting, Inc., a Chicago-based telecommunications consulting firm. Prior to forming his firm in 1994, Mr. Kashul was a regional vice president of Strategic Account Development, North America, for Northern Telecom, Inc. Mr. Kashul began his telecommunications career in the U.S. Army in 1953. He joined BTE Automated Electric as an engineer in 1956 and went to ITT Kellogg as a project engineer in 1959. He joined Stromberg-Carlson as a senior sales engineer in 1967 before going to Northern Telecom in 1972. Mr. Kashul is a member of the International Engineering Consortium's Executive Advisory Council and holds an M.B.A. from the University of Chicago.

          PETER B. ATWAL has over twenty-two years experience in the telecommunications and data communications industry and has worked in research and development, switching systems and operations support systems. Currently Mr. Atwal is the Chief Technology Officer for ISR Global Telecom, a network management provider. He has been at ISR since 1991. In this capacity, he is responsible for development of TMN Toolkit products, turnkey projects for service platforms, interworking units and network and element management solutions based on TMN principles and standards. Mr. Atwal previously worked as a research and development manager for Siemens, from 1985 - 1991, and as a consultant for Logica, Inc., from 1977 to 1985. Mr. Atwal holds a BSC degree in computer science from London University.

          JAMES L. MCGOVERN recently retired from Norstan where he was Executive Vice President and General Manager for the Communications Systems Division. Norstan is a $300-million communications systems integrator of voice, data, video, and image communications products and services focused on business solutions. McGovern also held a number of key sales management and General Manager positions at Xerox Corporation. McGovern is a marketing-oriented, enthusiastic leader with an uncanny ability to inspire all levels of an organization. His values-based management philosophy, vision, and leadership qualities have been key to a successful career in a rapidly changing industry. McGovern's understanding of the emerging technologies, the underpinnings of business processes, and the intelligent application of technology to those processes have earned him an excellent reputation among Norstan's customers, suppliers, and business partners. Mr. McGovern holds a B.S. degree from Northeastern University.

          WILLIAM O'REILLY, is Chief Executive Officer of Eltrax Systems, Inc., and the Chairman of its Board of Directors since August 1995. For the past 15 years, O'Reilly has been a private investor and entrepreneur. In 1989, O'Reilly formed a group of investors to acquire Military Communications Center, Inc. ("MCC"), where he served as Chairman of the Board and Chief Executive Officer from 1989 to 1994 when MCC was sold to Worldcom. In 1986, O'Reilly founded Digital Signal, Inc., a provider of fiber optic capacity to long distance carriers in the telecommunications industry. O'Reilly also founded Lexitel Corporation, a long distance carrier (which was subsequently acquired by ALC Communications, Inc.), where he served as Chairman of the Board and Chief Executive Officer from 1980 to 1984. O'Reilly is currently a director of Charter Communications, Inc., a builder and operator of international communication networks, and World Access, Inc., an international provider of sophisticated telecommunications equipment.

          RICHARD E. HANIK is Chief Financial Officer, Secretary and Treasurer of Synaptx. In 1994, he joined Impulse which was acquired by Synaptx on October 1, 1996, at which time he was appointed Chief Financial Officer. Prior to joining Impulse, Mr. Hanik had 11 years of telecommunications business development and financial experience with Ameritech, in their cellular and paging operations. While at Ameritech, Mr. Hanik was instrumental in their acquisition of numerous paging businesses and developed the initial financial system when cellular operations first began in October, 1983. Prior to that he spent four years as an Audit Manager with Deloitte & Touche. Mr. Hanik also held various financial positions at Chemetron Corporation, then a Fortune 500 company, including Division Controller and Internal Audit Director. Prior to Chemetron, he served as Controller of the Illinois Housing Development Authority and started his career as an auditor with Arthur Andersen & Co. Mr. Hanik is a member of the American Institute of Certified Public Accountants and the Illinois Society of CPAs, and holds a B.A. degree from DePaul University. Effective November 30, 1998, Mr. Hanik left the Company to pursue other interests.

          Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          The following table lists the Directors, officers and beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required form by each Reporting Person.

                                             Transactions      Known Failures
              Reporting         Late           Untimely           to File
               Person          Reports         Reported         Required Form
              ---------        -------        -----------      --------------
          James L. McGovern       1               -0-                 1
          William O'Reilly        2                1                  2
          William Kashul          2                1                  2
          Ronald Weindruch        1               -0-                -0-
          D. Mike Maxwell         2                1                  1

          All late and missing reports noted above will be filed shortly after the date of this form 10-KSB.

          The Company has taken steps to ensure that all Reporting Persons are aware of applicable filing requirements, and expects full compliance with respect to future reportable transactions.

          ITEM 10.  EXECUTIVE COMPENSATION

          Compensation

          The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer and Executive Vice President. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

          Summary Compensation Table

                                                       ALL
                                                       OTHER     STOCK
          NAME AND PRINCIPAL                           COMPENSA  OPTIONS
          POSITION             YEAR  SALARY    BONUS   TION      ISSUED
                               ----  ------    -----   --------  -------
          Ronald L. Weindruch, 1996  $ 18,000  $  -0-  $110,500       -
          President, C.E.O.    1997  $108,000  $  -0-  $126,000  11,006
                               1998  $122,292  $3,000  $ 81,700  67,500

          D. Mike Maxwell,     1996  $    -0-  $  -0-  $ -0-          -
          Executive Vice       1997  $130,500  $  -0-  $ -0-     11,006
          President            1998  $139,242  $3,000  $ -0-     62,500


          (All other compensation includes consulting and commission income)

          In addition to cash compensation, the two individuals named above participate in the Company's stock option plan. The following table details options granted in fiscal year 1998:


                                   # OF       % OF TOTAL
                                   SHARES     OPTIONS
                                   UNDERLYING GRANTED IN   EXER. EXP.
          NAME                     OPTIONS    FY 98        PRICE DATE
          -----------------------  ---------  -----------  ----  ------
          Ronald L. Weindruch      30,000     2.0%         $3.70 11/1/02
          Ronald L. Weindruch      37,500     2.6%         2.81  5/18/02
          D. Mike Maxwell          25,000     1.7%         3.36  11/1/02
          D. Mike Maxwell          37,500     2.6%         2.55  5/18/02


          No stock options held by these two individuals were exercised in the current fiscal year whether the options were issued in the current year or in years prior.

          Employee Stock Option Plan

          The Company's 1996 Stock Option Plan, as amended (the "Plan"), was adopted in 1996 and amended in October 1997 to increase the number of issuable shares under the Plan and to clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

          The Plan authorizes the grant of options which qualify as incentive stock options under Section 422A of the Internal Revenue Code ("qualified options"), as well as stock options which do not qualify under that section of the Code ("nonqualified options"). The Plan is administered by the Board of Directors of the Company. The Board is authorized to select the individual employees to receive options under the Plan, the number of shares subject to each option, the option term and other matters specified in the Plan.

          The Plan provides that the exercise price of any option may not be less than 100% of the fair market value of the Company's stock at the date of grant, defined as the average bid and ask price over the prior five days' trading in which at least 1,000 shares have traded. Options must be granted within ten years from the date the Plan was approved by the Company's shareholders.

          A maximum of 1,450,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of November 19, 1998 there were 1,035,999 options issued and outstanding under the Plan of which 546,899 options are exercisable at an option price per share ranging from $0.09086 to $3.36 per share and with expiration dates from November, 1999 through October, 2003.

          In addition to options granted under the Plan, the Company has also issued nonqualified stock options outside of the Plan. In July 1996, nonqualified options to purchase 33,018 shares of the Company's Common Stock at an option price of $0.9086 per share were granted to the outside members of the Board of Directors for their services. In October 1996, one of the outside directors was granted nonqualified options to purchase 55,030 shares of the Company's Common Stock at an option price of $0.0909 per share for his services in identifying the Impulse acquisition. In May, 1998 nonqualified options to purchase 712,500 shares of the Company's Common Stock at option prices ranging from $2.55 - $2.81 share were issued to the members of the Board of Directors for their services, with outside Directors being issued 150,000 shares each and inside Directors being issued 37,500 shares each. As of November 19, 1998, there were 784,039 of the nonqualified options outstanding, all of which are exercisable.

          Profit Sharing Plan

          The Company sponsors a qualified employee savings plan (commonly referred to as a "401K plan") for all eligible employees, including all the officers of the Company. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with Synaptx matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution. No other deferred compensation plan is currently in place.

          Employment Agreements

          The Company has employment agreements with eight employees, including all three of its officers which expire at various dates through August 31, 2002. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $1,480,500. The following amounts apply to each of the fiscal years ending August 31, as follow: 1999-$715,500, 2000-$407,000, 2001-$223,000, and 2002-$135,000. These agreements are automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreements also contain severance provisions ranging from six months and up to three years in case of early termination without cause.

          ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth information, to the best of the Company's knowledge, as of November 19, 1998, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

                                                   AMOUNT AND
                                                   NATURE OF      PERCENT
                                                   BENEFICIAL     OF
          NAME AND ADDRESS OF BENEFICIAL OWNER     OWNERSHIP(1)   CLASS(2)

          Ronald L. Weindruch *                     1,730,387(3)  26.41%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          D. Mike Maxwell *                           566,787(4)   8.54%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          William N. Kashul, Sr. *                    239,794(5)   3.58%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          Peter B. Atwal *                            176,509(6)   2.65%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          James L. McGovern  *                        177,049(7)   2.67%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          William P. O'Reilly  *                      250,000(8)   3.74%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          All directors and executive officers as   3,140,526(9)  42.13%
          a group (6 persons in group)

          Webbmont Holdings                          436,567(10)   6.51%
          615 Crescent Executive Court
          Suite 124
          Lake Mary, FL 32746

          *     Director and/or executive officer

          Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

          (1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants held by the Company's directors and executive officers at exercise prices ranging from $0.09 to $3.70 per share which are exercisable within sixty days.

          (2) Based upon 6,483,284 shares of Common Stock outstanding on November 19, 1998. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of November 19, 1998 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

          (3) Includes 44,024 shares of stock held in the names of Mr. Weindruch's children. Includes 68,506 shares which may be acquired by Mr. Weindruch pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $2.80 per share.

          (4) Includes 345,062 shares held by Mr. Maxwell's wife and 68,506 shares held by Mr. Maxwell's children and their spouses, as to which Mr. Maxwell disclaims any beneficial ownership. Also includes 65,172 shares which may be acquired by Mr. Maxwell pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $2.39 per share, 5,503 shares which may be purchased by Mr. Maxwell's wife pursuant to the exercise of stock purchase options exercisable within 60 days at the average exercise price of $0.91 per share, and 82,544 shares which may be acquired by Mr. Maxwell pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $0.91 per share.


          (5) Includes 223,285 shares which may be acquired by Mr. Kashul pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $1.93 per share.

          (6) Includes 176,509 shares which may be acquired by Mr. Atwal pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $2.45 per share.

          (7) Includes 6,604 shares held in the names of Mr. McGovern's children. Also includes 150,000 shares which may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $2.55 per share.

          (8) Includes 150,000 shares which may be acquired by Mr. O'Reilly pursuant to the exercise of stock purchase options exercisable within sixty days at the average exercise price of $2.55 per share, and 50,000 shares which may be acquired by Mr. O'Reilly pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.00 per share.

          (9) Includes 838,975 shares which are issuable upon the exercise of certain stock options held by the Company's directors and executive officers at exercise prices ranging from $0.09 to $3.70 per share, representing an average exercise price of $2.38 per share, and 132,544 shares which are issuable upon the exercise of certain stock warrants held by the Company's directors and executive officers exercisable within sixty days at the average exercise price of $1.70 per share which are exercisable within sixty days.

          (10) Includes 221,429 shares which may be acquired by Webbmont Holdings pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.00 per share.

          Richard E. Hanik, formerly the Secretary and Chief Financial Officer of the Company is not included above as he is no longer an officer of the Company as of the date of this filing, although he was as of the fiscal year end.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On January 23, 1997, prior to the Merger and pursuant to a written agreement with Williams Investment Company, the Company, then known as In-Touch Interactive Multimedia, Inc. ("In-Touch"), issued an aggregate of 85,716 shares of Common Stock to three persons in exchange for various services rendered to In-Touch, including assisting In-Touch in its search for and investigation of potential acquisition and merger candidates. The shares were issued in exchange for services rendered to the Company and, because at the time of issuance the Company was not engaged in any business activity and had no assets, the shares were valued at par value because the Common Stock was not being actively traded and par value was deemed the best estimation of fair market value of the In-Touch Common Stock as determined by In-Touch prior to the Merger.

          On February 10, 1997, the Company entered into the Merger. Pursuant to the terms of the Merger, the Company effected a reverse stock split of its outstanding shares of Common Stock on a one (1) share for one and three-fourths (1.75) shares, and exchanged 3,600,000 shares of authorized but previously unissued shares of the Company's Common Stock (post-split) for all the
          previously issued and outstanding shares of WWATT.   The shares
          were issued on a proportionate basis to the existing shareholders of WWATT. Among those receiving shares pursuant to the Merger were: Ronald L. Weindruch (Director and Officer), 1,661,881 shares; D. Mike Maxwell (Director and Officer), 466,098 shares; Richard E. Hanik (Officer), 70,079 shares; and Jerome Rhattigan, 269,643 shares. An additional 790,000 shares of the Company's Common Stock was issued pursuant to an agreement with Solutions Partnership, Inc. for services related to the Merger. As a result of the Merger, WWATT was merged with and into the Company with the Company being the surviving corporation, and the Company changed its corporate name to Synaptx Worldwide, Inc. The aforementioned actions were approved by the Company's shareholders at the Special Meeting of Shareholders held February 10, 1997. For accounting purposes, the transaction has been treated as a recapitalization of the Company, or reverse merger. At the time of the transaction, the Company had only nominal assets and there was no substantive trading market for its securities. Therefore, the value of the transaction and the number of shares issued thereby was determined by mutual negotiation among the parties.

          Ronald L. Weindruch, the Synaptx Chairman of the Board of Directors, who is also its President & C.E.O., received 269,642 shares of the Company's Common Stock which is equal to 50% of the Common Stock issued in the exchange for Access' stock, for his 50% ownership in Access. Also, this individual provides a significant amount of consulting services to the Company. He was paid or an accrual was made for services provided and expenses incurred, as follows:

          Total incurred for:             August 31, 1998  August 31, 1997
                                          ---------------  ---------------

          Consulting and commission           $ 81,700        $  111,400
          Expense reimbursement               $ 42,900        $   46,500

          Accrued expenses:

          Consulting and commission              4,250            34,800
          expenses

          Expense reimbursements                   -0-            12,800


          During the fiscal year ended August 31, 1998, various related parties have advanced the company funds to meet cash flow needs. These advances ranged interm from one month to two years and bear interest rates ranging from 10% - 12%. Total funds advanced totaled $265,100, of which $210,000 was outstanding as of August 31, 1998. Subsequent to year end, an additional $70,100 was paid off, leaving a balance due of $140,000.

          A company controlled by an officer and director of the Company served as the primary contractor for the leasehold improvements on the Company's office space located in Elgin, Illinois. Materials and labor for services totaled approximately $31,000 of which $4,320 has been paid by issuance of 2,470 shares of the Company's Common Stock. The remainder will be paid as cash flow allows.

          The Company through its acquisition of Impulse is also acting as guarantor of a personal note to a bank given by the same officer and director and his wife, a shareholder. This note which bears interest at 10.99% and is due on October 17, 2001 had a balance of $109,600 as of August 31, 1998.

          PART IV


          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

          (A) EXHIBITS

          Exhibit No.                  Exhibit Name
          -----------                ------------

               2.1 Merger Agreement and Plan of Reorganization previously filed as Exhibit 2.1 to Form 10-SB/A dated December 31, 1997

               3.1 Articles of Incorporation and all amendments thereto previously filed as Exhibit 3.1(i) to Form 10-SB/A dated December 31, 1997

               3.2 By-Laws of Registrant previously filed as Exhibit 3.2(ii) to Form 10-SB/A dated December 31, 1997

               4.1 Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

               4.2 Certificate of Series A Cumulative Convertible Preferred Stock Certificate

               10.1 Lease Agreement on registrant's previous principal
                    place of business previously filed as Exhibit 10.1 to Form 10-SB/A dated December 31, 1997

               10.2 Purchase Agreement of Synaptx Access, Inc. f.k.a. North
                    American Telco / Cable Representatives, Inc. previously filed as Exhibit 10.2 to Form 10-SB/A dated December 31, 1997

               10.3 Purchase Agreement for Synaptx Impulse, Inc., f.k.a.
                    Maxwell Partners, Inc. previously filed as Exhibit 10.3 to Form 10-SB/A dated December 31, 1997

               10.4 Purchase Agreement for ORAYCOM, Inc. previously filed as Exhibit 10.4 to Form 10-SB/A dated December 31, 1997

               10.5 Employment Agreement for Ronald L. Weindruch previously filed as Exhibit 10.5 to Form 10-SB/A dated December
                    31, 1997

               10.6 Employment Agreement for D. Mike Maxwell previously
                    filed as Exhibit 10.6 to Form 10-SB/A dated December
                    31, 1997

               10.7 New Lease Agreement on Principal Place of Business

               10.8 Agreement and Plan of Merger for WG Controls, Inc.
                    between Synaptx Worldwide, Inc. and the WG Controls, Inc. shareholders as follows: James M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon previously filed as Exhibit 10.1 to Form 8-K dated March 23, 1998


              10.9 Employment Agreement, dated January 1, 1998, between WG Controls, Inc. and James M. Gleason previously filed as
                    Exhibit 10.2 to Form 8-K dated March 23, 1998

              10.10 Agreement and Plan of Stock for Stock Exchange,
                    dated June 1, 1998 between Synaptx Worldwide,
                    Inc. (the "Company") and John Primus and Jannine Primus previously filed as Exhibit 10.1 to Form 8-K dated August 14, 1998

              10.11 Employment Agreement, dated June 1, 1998, between
                    Primus Marketing Associates, Inc. and John E. Primus previously filed as Exhibit 10.2 to Form 8-K dated August 14, 1998

              10.12 Non-compete Agreement, dated June 1, 1998, between
                    the Company and John E. Primus previously filed as Exhibit 10.3 to Form 8-K dated August 14, 1998

              10.13 Non-compete Agreement, dated June 1, 1998, between
                    the Company and Jannine E. Primus previously filed as Exhibit 10.4 to Form 8-K dated August 14, 1998

              10.14 Letter Agreement to Sell 100% of ORAYCOM stock
                    to O. Ray Strickland and O. Ray Strickland IRA ("Strickland Group")

               21.1 Subsidiaries

               27.  Financial data schedule.

                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                                             SYNAPTX WORLDWIDE,INC.
                                                  (Registrant)



                                        By:  /S/  RONALD L. WEINDRUCH
                                          -----------------------------
          Date: December 10, 1998             RONALD L. WEINDRUCH
                                             CEO, President, Chairman,
                                             & Principal Financial Officer



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                     Position            Date
          ----                     --------            ----

                                   CEO, President,
                                   Chairman, &
                                   Principal Financial
        /s/ Ronald L. Weindruch    Officer             December 10, 1998
        -----------------------    ------------------- -------------------
          Ronald L. Weindruch


        /s/ William N. Kashul      Director            December 10, 1998
        -----------------------    ---------------     -------------------
          William N. Kashul, Sr



        /s/ D. Mike Maxwell        Director            December 10, 1998
        -----------------------    ---------------     -------------------
          D. Mike Maxwell



        /s/ Peter B. Atwal         Director            December 10, 1998
        ------------------------   ---------------     -------------------
          Peter B. Atwal



        /s/ James L. McGovern      Director            December 10, 1998
        ------------------------   ---------------     -------------------
          James L. McGovern


        /s/ William P. O'Reilly    Director            December 10, 1998
        ------------------------   ---------------     -------------------
          William P. O'Reilly

                               EXHIBIT INDEX


          Exhibit         Description
          -------         -----------

            4.2 Certificate of Series A Cumulative Convertible Preferred Stock Certificate

           10.14 Letter Agreement to Sell 100% of ORAYCOM stock to O. Ray Strickland and O. Ray Strickland IRA ("Strickland Group")

           21.1           Subsidiaries

           27.            Financial data schedule.