Form 10QSB
period 1998-11-30
SYNAPTX WORLDWIDE INC
filed 1999-01-14
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 1998

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

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

                                  (407)333-2488
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X       No
           -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Outstanding as of
                      Class                  December 31, 1998
         Common Stock, $ .001 par value          6,664,342

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ----

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
           PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                    3

           Condensed Consolidated Balance Sheets - November 30,
           1998 and August 31, 1998                                       4

           Condensed Consolidated Statements of Operations -
           three months ended November 30, 1998 and 1997                  5

           Condensed Consolidated Statements of Cash Flows -
           three months ended November 30, 1998 and 1997                  6

           Notes to Condensed Consolidated Financial Statements           7

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                     10

           PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                             13

Item 2.    Changes in Securities and Use of Proceeds                     13

           SIGNATURES                                                    13

PART  I

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited Condensed Consolidated Financial Statements for the three month periods ended November 30, 1998 and 1997 have been prepared by the Company.

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 1998 AND AUGUST 31, 1998


                                           NOVEMBER 30, 1998    AUGUST 31, 1998
                                              (UNAUDITED)          (AUDITED)
                                           -----------------    ---------------
ASSETS
Current assets:
  Cash                                        $    72,118        $   126,532
  Accounts receivable (net of allowance
    for doubtful accounts of $37,736
    and $37,736)                                1,423,095            918,785
  Prepaid expenses and deposits                    37,520             44,861
                                              -----------        -----------
     Total current assets                       1,532,733          1,090,178

Property and equipment                            469,974            462,725
Less accumulated depreciation                    (190,541)          (162,045)
                                              -----------        -----------
  Net property and equipment                      279,433            300,680

Costs in excess of net assets acquired
     (net of accumulated amortization of
      $1,896,911 and $1,878,834)                  850,804            868,881
Other assets                                       69,836             96,839
                                              -----------        -----------

Total assets                                  $ 2,732,806        $ 2,356,578
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                            $   567,128        $   490,726
  Accrued expenses and taxes                      679,599            438,737
  Notes payable                                   269,741            303,417
  Current portion of long-term debt               147,609            175,521
  Deferred revenue                                 85,842            150,427
                                              -----------        -----------
     Total current liabilities                  1,749,919          1,558,828

Long-term debt, net of current portion            320,901            331,502

Commitments

Stockholders' equity

  Cumulative, convertible preferred stock;
  $.001 par value; 10,000,000 shares authorized,
  137,143 issued and outstanding                      137                137
  Common stock; $.001 par value; 25,000,000 shares
    authorized, 6,599,292 and 6,378,503 issued
    and outstanding                                 6,599              6,379
  Additional paid in capital                    4,548,869          4,284,534
  Deficit                                      (3,893,619)        (3,824,802)
                                              -----------        -----------
     Total stockholders' equity                   661,986            466,248
                                              -----------        -----------

Total liabilities and stockholders' equity    $ 2,732,806        $ 2,356,578
                                              ===========        ============

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


                                                      1998            1997
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
Net sales and revenues:

  Marketing services and production                $   378,844     $ 1,072,834
  Database services                                    818,871         149,599
  Commission income                                    852,710         265,090
  Executive placement fees                                   -          15,330
                                                   -----------     -----------
     Total revenues                                  2,050,425       1,502,853

Cost of sales and revenues                           1,531,876       1,028,206
                                                   -----------     -----------

Gross profit                                           518,549         474,647

Selling, general and administrative expenses           528,708         406,040
Depreciation and amortization                           46,572          64,091
                                                   -----------     -----------
(Loss) income from operations                          (56,731)          4,516

Interest expense                                        12,086          10,056
                                                   -----------     -----------

Net loss                                               (68,817)         (5,540)

Cumulative convertible preferred stock
dividend requirements                                   10,200               -
                                                   -----------     -----------

Net loss applicable to common shareholders         $   (79,017)    $    (5,540)
                                                   ===========     ===========

Weighted average shares outstanding                  6,446,476       5,201,160
                                                   ===========     ===========

Basic and diluted net loss per share               $     (0.01)    $     (0.00)
                                                   ===========     ===========

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


                                                          1998           1997
                                                       (Unaudited)    (Unaudited)
                                                       -----------    -----------

Net cash (used in) provided by operating activities      (244,533)       61,695

Cash flows from investing activities

  Additions to property, plant and equipment               (7,248)      (22,359)
  Reductions in (additions to) other assets                 5,003       (22,266)
                                                       ----------    ----------
     Net cash used in investing activities                 (2,245)      (44,625)

Cash flows from financing activities

  Reductions in bank lines of credit                      (33,676)      (33,780)
  Reductions in long-term debt                            (10,601)       (1,186)
  Reductions in short-term debt                           (27,912)            -
  Issuance of common stock-net                            264,553        28,433
                                                       ----------    ----------
     Cash provided by (used in) financing activities      192,364        (6,533)
                                                       ----------    ----------

Net (decrease) increase in cash                           (54,414)       10,537

Cash at beginning of period                            $  126,532    $   58,265
                                                       ----------    ----------

Cash at end of period                                  $   72,118    $   68,802
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

These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended August 31, 1998, as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, raise additional equity investment, and attain profitable operations. Although the Company is pursuing additional private equity investment as well as the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 2. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc. ("Access"), acquired in June, 1996, Synaptx Impulse, Inc. ("Impulse"), acquired in October, 1996, ORAYCOM, Inc. ("ORAYCOM"), acquired in June, 1997, WG Controls, Inc. ("WG"), acquired in January, 1998, and Primus Marketing Associates, Inc. ("Primus"), acquired in June, 1998. Upon consolidation, significant intercompany accounts, transactions and profits are eliminated.

NOTE 3. Private Placements

During the first quarter ended November 30, 1998, the Company raised $290,514 as a result of selling 166,008 shares of its Common Stock in a private placement. Additionally, each share subscribed called for the issuance of a Warrant to purchase the Company's Common Stock at $3.00 per share. Therefore, 166,008 Warrants were issued. Additionally in the quarter, 53,573 shares and corresponding Warrants were issued to private placement subscribers who originally purchased shares at $2.00 per share which was the original price of this placement. Due to market conditions, the placement was re-priced at $1.75 and retroactively made available at this price to previous subscribers in this placement. The Company also issued 657 shares of its Common Stock as compensation to an unrelated individual who assisted in the placement of the Company's stock.

NOTE 4:  Business Discontinuation

On November 2, 1998, the Company, as a result of repeated and recurring losses, made the decision to terminate its operations under the Advantage Technologies name in San Jose, CA. The Company is not expected to incur material costs related to this closure.

On November 11, 1998, the Company signed a Letter Agreement to sell all of the capital stock in ORAYCOM, Inc. to O. Ray Strickland and O. Ray Strickland IRA, (collectively, the "Strickland Group"). This transaction took effect after the close of business on November 30, 1998. Mr. Strickland is an employee of the Company and the General Manager of ORAYCOM, Inc. He was the sole shareholder of ORAYCOM, Inc. when the Company acquired it from him in June, 1997. The agreement calls for Strickland Group to convey to the Company, 80,000 shares of Synaptx stock in exchange for all of the issued and outstanding shares of ORAYCOM, Inc. and waiver of the non-compete agreement in place with
O. Ray Strickland. As a result, the Company took a charge in the fourth quarter of fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. ORAYCOM is not considered a material subsidiary to the Company's consolidated business.

NOTE 5. Supplemental Cash Flow Disclosures

Cash paid for interest was approximately $23,013 and $11,200 for the three month periods ended November 30, 1998 and 1997, respectively.

NOTE 6. Subsequent Events

On December 29, 1998 the Company, signed a Letter of Intent to acquire all the issued and outstanding capital stock of Bradas, Inc. ("Bradas") for 50,000 shares of the Company's Common Stock and 400,000 Warrants to purchase the Company's Common Stock at a price consistent with the Company's policy of valuing other incentive awards (e.g. stock options) which generally calls for the value of the Common Stock to be based on the average bid and ask price of the Company's Common Stock as quoted on the OTC Bulletin Board, over a set period of time. Additionally, existing Bradas debt will be converted to equity. Other than 20,000 shares of the Company's Common Stock payable upon closing, the remainder of the consideration to Bradas is payable upon the achievement of certain pre-determined milestones. It is anticipated that this transaction will close in early February, 1999.

Bradas is a start-up developer and provider of database software solutions, located outside Washington, DC. They have no material revenues as of the date of this filing.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Synaptx Worldwide, Inc. ("Synaptx" or the "Company") through its operating subsidiaries, provides database analysis, consulting, marketing and sales services and executive search ("Search") assistance within the telecommunications industry. The Company intends to seek acquisitions of existing companies exhibiting the potential for growth as telecommunications customer management and software providers needing developed marketing channels. Except for the acquisitions consummated, as described below, and the Letter of Intent discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company has no agreements or understandings regarding possible future acquisitions. The Company's fiscal year ends August 31.

Overview
--------

The Company's products and services consist primarily of supporting the customer management functions of clients in the telecommunications, data communications and cable TV industries. The mission of Synaptx is to help our clients know their customers better and manage them in a manner to more profitably grow their businesses. This involves using information technology to more precisely target their prospective customers, to develop and implement customized sales and marketing programs, and to develop and implement unique programs to nurture relationships with existing customers to avoid expensive customer turnover.

The other significant service being offered is sales representation offered through the following subsidiaries: Access, WG Controls, Inc. ("WG") and Primus Marketing Associates, Inc. ("Primus"). Another sales representative subsidiary, ORAYCOM, Inc. ("ORAYCOM") was included with these operations through November 30, 1998, but an agreement was reached to sell this unit back to its prior owner subsequent to the close of business on November 30, 1998. ORAYCOM was not considered a significant part of the business. These sales representative operations provide field sales and business development support for cable TV, and telecommunications (both voice and data networking) original equipment manufacturers (commonly referred to as OEMs). Commissions are earned for sales generated for the designated products within the assigned territories at rates ranging from approximately 3.5% to 10%, depending on the sophistication of the client's products and services represented.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, raise additional equity investment, and attain profitable operations. Although the Company is pursuing additional private equity investment as well as the refinancing and expansion of outstanding debt, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Results of Operations
---------------------

The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three months ended November 30, 1998 and 1997 respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                                     Three Months Ended
                                                        November 30,
                                                    1998           1997
                                                    --------------------
                                                              (unaudited)
Net sales and revenues..........................     100%           100%
Cost of sales...................................      75%            68%
                                                     ---            ---
Gross Profit....................................      25%            32%
Selling, general and administrative expenses....      27%            31%
                                                     ---            ---
Operating (loss) income..........................     (2%)            1%
Interest expense.................................      1%             1%
                                                     ---            ---
Net (loss) income................................     (3%)            0%
                                                     ===            ===


Net Sales and Revenues
----------------------

The Company's net sales and revenues increased by $547,572 or 36%, from $1,502,853 for the three months ended November 30, 1997 ("1Q/98") to $2,050,425 for the three months ended November 30, 1998. ("1Q/99"). The increase was attributable to increases of $669,272 from Database Services, and $587,620 from Commission Income, offset by decreases of $693,990 from Marketing Services and Production, and $15,330 from Executive Placement Fees. The increase in Commission Income is attributable to 1Q/99 figures having a full three months of activity of ORAYCOM, WG and Primus, while 1Q/97 revenues included three months' activity for ORAYCOM, but no activity for WG or Primus. The increase in Database Services and the decrease in Marketing Services and Production is consistent with the Company's refocusing on the software and services area and moving away from the pure marketing collateral materials as its primary focus in the Impulse unit. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the ORAYCOM subsidiary was disposed of subsequent to the end of the quarter.

Cost of Sales
-------------

Cost of sales and revenues increased by $503,670 in 1Q/99, or 49%, from $1,028,206 in 1Q/98 to $1,531,876 in 1Q/99. The increase was consistent with the increase in net sales and revenues and is a result of the heavier mix of Database and Commission Income which typically operate on lower margins than traditional professional fee services.

Gross Profit
------------

The Company's gross profit margin, was 25% and 32% for 1Q/99 and 1Q/98, respectively. The decrease in gross profit margin of 7 percentage points in 1Q/99 is primarily attributable to a shift in the mix from higher margin, in-house, professional services to more externally supported database and sales representation services with corresponding lower gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses, including depreciation and amortization, increased by $105,149 in 1Q/99 or 22%, from $470,131 in 1Q/98 to $575,280 in 1Q/99. The increase was primarily due to 1Q/99 results having a full three months of activity of Impulse, Access, ORAYCOM, WG and Primus, while 1Q/98 figures included no activity for WG or Primus. Goodwill and depreciation decreased by $17,519 as a result of decreased amortization of approximately $26,000 as a result of fully amortizing all goodwill related to ORAYCOM and Impulse in the fourth quarter of fiscal 1998, offset by increased depreciation of approximately $8,481, primarily a result of the addition of the WG and Primus subsidiaries.

Interest Expense
----------------

Interest expense increased by $2,030 in 1Q/99 or 20%, from $10,056 in 1Q/98 to $12,086 in 1Q/99. This increase is attributable to reduced borrowings on bank lines of credit offset by additional interest on notes payable to related parties.

Net Operating Loss
------------------

The Company has accumulated approximately $2,000,000 of net operating loss carryforwards as of November 30, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the three months or the three months ended November 30, 1998 because there is a 50% or greater chance that the carry forward will not be utilized. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide design, database, copywriting and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's common stock and cash derived from operations. The Company is investigating various sources for additional financing, including additional equity infusion and debt facility arrangements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to shareholders.

Three Months Ended November 30, 1998

Cash decreased $54,414 from $126,536 at the beginning of the period to $72,118 at the end of the period. Net cash used in operations was $244,533 primarily due to an increase in accounts receivable of approximately $500,000, a decrease in deferred revenue of approximately $65,000, offset by an increase in accounts payable and accrued expenses of approximately $317,000.

Net cash used in investing activities was $2,245 attributable to fixed asset purchases of $7,248 offset by a reduction in other assets of $5,003

Net cash provided by financing activities was $192,364 attributable to proceeds from issuance of common stock of $264,553, offset by net decreases in borrowings, both short and long-term, of $72,189.

Three Months Ended November 30, 1997

Cash increased $10,537 from $58,265 at the beginning of the period to $68,802 at the end of the period. Net cash provided by operations was $61,695 mainly attributable to non-cash expense items (depreciation and amortization) of $64,091 and an net increase in accounts payable and accrued expenses of $55,299 and a decrease in accounts receivable of $51,275, offset by the net loss of $5,540 and a decrease in deferred revenue of $105,700.

Net cash used in investing activities was $44,625 attributable to additions to fixed assets of $22,359 and additions to other long term assets of $22,266.

Net cash used in financing activities was $6,533 primarily attributable to proceeds from issuance of common stock of $28,433, offset by reductions in bank lines of credit of $33,780.

Year 2000 Issue
---------------

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

In addition, the Company intends to make similar reviews of the systems of potential acquisition candidates for any financial or operational impact the Year 2000 Issue may pose. Preliminary review at Bradas, the Company's planned acquisition candidate, indicate the Year 2000 Issue will not pose any significant operational problems for its systems or software or any significant costs to the Company upon closing of the transaction.

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

                                     PART II

ITEM 1.        LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Company is involved. The Company continues to pursue a customer for non-payment for services performed. As the outcome is unknown at this time, the Company has fully reserved the entire amount as uncollectible at November 30, 1998.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (c) For information regarding private placements during the first quarter ended November 30, 1998, see Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. The placements were exempt from the Registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SYNAPTX WORLDWIDE, INC.


Date:   January 14, 1999               By /s/ Ronald L. Weindruch
                                         ------------------------------------
                                          RONALD L. WEINDRUCH, President
                                          and Chief Executive Officer

                                EXHIBIT INDEX


         Exhibit             Description
         -------             -----------

            27               Financial Data Schedule