Form 10QSB
period 1999-02-28
PALADYNE CORP
filed 1999-04-14
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 28, 1999

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission File Number 0-22969

                                 PALADYNE CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

         Delaware                                               87-0375342
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

          615 Crescent Executive Court, Suite 128, Lake Mary, FL 32746
                    (Address of Principal Executive Offices)

                                  (407)333-2488
                           (Issuer's telephone number)

                   Synaptx Worldwide, Inc., a Utah corporation
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of April 14, 1999
Common Stock, $ .001 par value                        6,584,342

Transitional Small Business Disclosure Format (check one):Yes     No X .
                                                             ----   ----

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
           PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                   3

           Condensed Consolidated Balance Sheets - February 28,
           1999 and August 31, 1998                                      4

           Condensed Consolidated Statements of Operations -
           three months ended February 28, 1999 and 1998                 5

           Condensed Consolidated Statements of Operations -
           six months ended February 28, 1999 and 1998                   6

           Condensed Consolidated Statements of Cash Flows -
           six months ended February 28, 1999 and 1998                   7

           Notes to Condensed Consolidated Financial Statements          8

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                    11

           PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                            15

Item 2.    Changes in Securities and Use of Proceeds                    15

Item 6.    Exhibits and Reports on Form 8-K                             15

           SIGNATURES                                                   16

PART  I

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three and six month periods ended February 28, 1999 and 1998 have been prepared by Paladyne Corp., a Delaware corporation. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah corporation, merged with and into Paladyne Corp. in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this Report are of Synaptx Worldwide, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 1999 AND AUGUST 31, 1998

                                                       February 28,  August 31,
                                                          1999         1998
                                                       (Unaudited)   (Audited)
                                                       -----------   ---------
ASSETS
Current assets:
    Cash                                               $  248,624    $  126,532
    Accounts receivable (net of allowance for
      doubtful accounts of $37,736 and $37,736)           815,848       918,785
    Prepaid expenses and deposits                         135,355        44,861
                                                       ----------    ----------
      Total current assets                              1,199,827     1,090,178

Property and equipment                                    452,327       462,725
Less accumulated depreciation                            (209,647)     (162,045)
                                                       ----------    ----------
      Net property and equipment                          242,680       300,680

Costs in excess of net assets acquired
      (net of accumulated amortization of $1,924,508
      and $1,878,834)                                     823,207       868,881
Other assets                                               50,756        96,839
                                                       ----------    ----------
Total assets                                           $2,316,470    $2,356,578
                                                       ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                         575,728    $  490,726
 Accrued expenses and taxes                               236,663       438,737
 Notes payable                                            150,000       303,417
 Current portion of long-term debt                        213,888       175,521
 Deferred revenue                                         274,639       150,427
                                                       ----------     ---------
      Total current liabilities                         1,450,918     1,558,828

Long-term debt, net of current portion                    201,497       331,502

Commitments

Stockholders' equity

 Cumulative, convertible preferred stock; $.001 par
 value; 10,000,000 shares authorized, 137,143 issued
 and outstanding                                              137           137
 Common stock; $.001 par value; 25,000,000 shares
    authorized, 6,584,342 and 6,378,503 issued and
    outstanding                                             6,585         6,379
 Additional paid in capital                             4,546,482     4,284,534
 Deficit                                               (3,889,149)   (3,824,802)
                                                       ----------    ----------
   Total stockholders' equity                             664,055       466,248
                                                       ----------    ----------

 Total liabilities and stockholders' equity            $2,316,470    $2,356,578
                                                       ==========    ==========

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                                      1999             1998
                                                  (Unaudited)       (Unaudited)
                                                  -----------        ---------

Net sales and revenues:
 Marketing services and production               $  216,803        $  599,327
 Database services                                  618,400           409,220
 Commission income                                  785,976           447,033
 Executive placement fees                            52,000            22,000
                                                 ----------        ----------
   Total revenues                                 1,673,179         1,477,580

 Cost of sales and revenues                       1,235,196         1,245,653
                                                 ----------        ----------

 Gross profit                                       437,983           231,927

 Selling, general and administrative expenses       424,843           530,376
 Depreciation and amortization                       58,107            81,099
                                                 ----------        ----------
 (Loss) income from operations                      (44,967)         (379,548)

 Other (income) expense:
 Interest expense                                    14,065            12,741
 Gain on sale of subsidiary                         (63,501)                -
                                                 ----------        ----------
                                                    (49,436)           12,741
                                                 ----------        ----------
 Net income (loss)                                    4,469          (392,289)

 Cumulative convertible preferred stock
 dividend requirements                               10,200             6,800
                                                 ----------        ----------

 Net loss applicable to common shareholders      $   (5,731)       $ (399,089)
                                                 ==========        ==========

 Weighted average shares outstanding              6,608,080         5,377,518
                                                 ==========        ==========

 Basic and diluted net loss per share            $     0.00        $    (0.07)
                                                 ==========        ==========

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                     1999              1998
                                                 (Unaudited)        (Unaudited)
                                                 -----------        -----------

Net sales and revenues:

 Marketing services and production               $  595,647        $1,672,161
 Database services                                1,437,271           558,819
 Commission income                                1,638,686           712,123
 Executive placement fees                            52,000            37,330
                                                 ----------        ----------
   Total revenues                                 3,723,604         2,980,433

Cost of sales and revenues                        2,767,071         2,273,858
                                                 ----------        ----------

Gross profit                                        956,533           706,575

Selling, general and administrative expenses        953,552           937,916
Depreciation and amortization                       104,679           143,690
                                                 ----------        ----------

(Loss) income from operations                      (101,698)         (375,031)

Other (income) expense:
Interest expense                                     26,150            22,796
Gain on sale of subsidiary                          (63,501)                -
                                                 ----------        ----------
                                                    (37,351)           22,796
                                                 ----------        ----------

Net loss                                            (64,347)         (397,827)

Cumulative convertible preferred stock
dividend requirements                                20,400             6,800
                                                 ----------        ----------

Net loss applicable to common shareholders       $  (84,747)       $ (404,627)
                                                 ==========        ==========

Weighted average shares outstanding               6,516,990         5,300,864
                                                 ==========        ==========

Basic and diluted net loss per share             $    (0.01)       $    (0.08)
                                                 ==========        ==========

SYNAPTX WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                        1999          1998
                                                     (Unaudited)   (Unaudited)
                                                     -----------   -----------

Net cash (used in) provided by operating activities   (74,728)         8,987

Cash flows from investing activities
 Additions to property, plant and equipment           (25,755)       (52,297)
 Businesses acquired                                        -         33,452
 Reductions in (additions to) other assets             46,083       (211,520)
                                                   ----------     ----------
   Net cash provided by (used in) investing
    activities                                         20,328       (230,364)

Cash flows from financing activities

 Reductions in bank lines of credit                  (135,499)        (1,309)
 (Reductions in) additions to long-term debt         (116,005)       140,300
 Additions to (reductions in) in short-term debt       44,842         (1,837)
 Issuance of common stock-net                         383,154        148,023
                                                   ----------     ----------
Cash provided by financing activities                 176,492        285,176
                                                   ----------     ----------
Net increase in cash                                  122,092         63,799

Cash at beginning of period                        $  126,532     $   58,265
                                                   ----------     ----------

Cash at end of period                              $  248,624     $  122,064
                                                   ==========     ==========

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

During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring customer organizations focused on the customer management segment. Customer management in the context of what the Company does, is broadly defined as processes that enable network and network equipment providers to identify, acquire, and maintain desirable customers. This shift is a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc. ("Access"), acquired in June, 1996, Synaptx Impulse, Inc. ("Impulse"), acquired in October, 1996, WG Controls, Inc. ("WG"), acquired in January, 1998, and Primus Marketing Associates, Inc. ("Primus"), acquired in June, 1998. The statements also include the results of ORAYCOM, Inc. ("ORAYCOM"), acquired in June, 1997 for all periods presented through the Company's disposition of this subsidiary as of December 1, 1998.

NOTE 3. PRIVATE PLACEMENTS

During the six months ended February 28, 1999, the Company raised $383,154, net of private placement costs, as a result of selling 216,008 shares of its Common Stock in private placements. Additionally, each share subscribed included a five year warrant to purchase one share of Common Stock at $3.00 per share. Therefore, 216,008 warrants were issued in conjunction with the shares of Common Stock. Additionally in the period, 53,573 shares of Common Stock and corresponding warrants were issued to private placement subscribers who had originally purchased shares at $2.00 per share, which was the original price of that placement. Due to market conditions, the placement was re-priced at $1.75 and the Company retroactively made this price available to previous subscribers. The Company also issued 657 shares of its Common Stock as compensation to an unrelated individual who assisted in the placement, and issued 551 shares of Common Stock as a result of stock options exercised.

NOTE 4:  BUSINESS DISCONTINUATION

As a result of repeated and recurring losses the Company terminated its operations under the Advantage Technologies name in San Jose, CA effective November 30, 1998. The Company did not incur material costs related to this closure.

Subsequent to the close of business on November 30, 1998, the Company sold all the capital stock in ORAYCOM, Inc. ("ORAYCOM") to O. Ray Strickland and O. Ray Strickland IRA, (collectively, the "Strickland Group"). Mr. Strickland was an employee of the Company and the General Manager of ORAYCOM, Inc., and was the sole shareholder of ORAYCOM when the Company acquired it from him in June, 1997. The agreement called for Strickland Group to convey to the Company, 80,000 shares of the Company's Common Stock in exchange for all of the issued and outstanding shares of ORAYCOM and waiver of the non-compete agreement in place with Mr. Strickland. As a result, the Company took a charge in the fourth quarter of fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. ORAYCOM was not considered a material subsidiary to the Company's consolidated business. Upon closing, the Company recognized a gain on the transaction of $63,501 in 2Q99.

NOTE 5. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was approximately $ 38,000 and $ 20,000 for the six month periods ended February 28, 1999 and 1998, respectively.

On January 5, 1998, the Company purchased all of the capital stock of WG Controls, Inc. for approximately $1,100,000 utilizing common stock, preferred
stock,  and  future  cash  payouts.   In  conjunction  with  this   acquisition,
liabilities assumed were as follows:


                                    February 28, 1999         February 28, 1998
                                    -----------------         -----------------
Fair value of assets acquired       $               -         $     1,126,776
Cash acquired                                       -                  33,452
Value of stock issued                               -         $      (869,621)
                                    ------------------        ----------------

Liabilities assumed                 $               -         $       290,607
                                    ==================        ================

Subsequent to the close of business on November 30, 1998, the Company sold all of the capital stock in ORAYCOM back to its original owner (see Note 4 to the financial statements). On the date of the sale, ORAYCOM had assets of $95,892, liabilities of $39,393, and stockholders' equity of $55,499, for which the Company received back 80,000 shares of its Common Stock valued at $120,000, recognizing a gain of $63,501.

NOTE 6. SUBSEQUENT EVENTS

On March 3, 1999, the Company held its annual meeting of shareholders at which shareholders approved an Agreement and Plan of Merger between the Company and the Company's newly formed, wholly-owned subsidiary, Paladyne Corp., a Delaware corporation. The merger was to change the corporate name and state of incorporation. The merger became effective on March 5, 1999.

Additionally, shareholders elected the management slate of directors which included two new directors to replace two departing directors, as well as approving an increase in the number of shares of Common Stock available under the Company's stock option plan to 2,500,000 shares from 1,450,000 shares.

On April 9, 1999, the Company entered into a credit agreement to replace its prior credit facility. The new facility is considered adequate to fund the Company's working capital needs in the near term. The agreement calls for a line of credit up to $250,000 at prime rate plus 1 1/4% and is renewable six months from the date of the original agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Paladyne Corp.  (the  "Company")  through its operating  subsidiaries,  provides customer management expertise through the use of sophisticated database analysis, consulting, marketing and sales services and executive search ("Search") assistance primarily within the telecommunications industry. The Company intends to build its business through internal growth as well as seek acquisitions of existing companies exhibiting the potential for growth as telecommunications customer management and software providers needing developed marketing channels. Except for the acquisitions consummated, the Company has no agreements or understandings regarding possible future acquisitions. The Company's fiscal year ends August 31.

OVERVIEW
--------

The Company's products and services consist primarily of supporting the customer management functions of clients in the telecommunications, data communications and cable TV industries. The Company's mission of Synaptx is to help its clients know their customers better and manage them in a manner to more profitably grow their businesses. This involves using information technology to more precisely target their prospective customers, to develop and implement customized sales and marketing programs, and to develop and implement unique programs to nurture relationships with existing customers to avoid expensive customer turnover.

The other service being offered is sales representation offered through the following subsidiaries: Access, WG, and Primus. Another sales representative subsidiary, ORAYCOM, had been included with these operations through November 30, 1998. ORAYCOM was not considered a significant part of the business. These sales representative operations provide field sales and business development support for cable TV, and telecommunications (both voice and data networking) original equipment manufacturers (commonly referred to as OEMs). Commissions are earned for sales generated for the designated products within the assigned territories at rates ranging from approximately 3.5% to 10%, depending on the sophistication of the client's products and services represented.

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

         During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on the customer management segment. Customer management in the context of what the Company does, is broadly defined as processes that enable network and network equipment providers to identify, acquire, and maintain desirable customers. This shift is a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis.


RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the six months ended February 28, 1999 and 1998, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                          Three Months Ended   Six Months Ended
                                              February 28,        February 28,
                                             1999      1998      1999     1998
                                              ----     ----      ----     ----
                                                       (Unaudited)

Net sales and revenues                       100%      100%      100%    100%
Cost of sales                                 72%       84%       74%     76%
                                             ----      ----      ----    ----
Gross Profit                                  28%       16%       26%     24%
Selling, general and administrative           29%       41%       28%     36%
 expenses                                    -----     -----     -----   ----

Operating (loss) income                       (1%)     (25%)      (2%)   (12%)
Interest expense                               1%        1%        1%      1%
Other income                                  (2%)       -        (1%)     -
                                             -----     -----     -----   ----
Net (loss) income                              0%      (26%)      (2%)   (13%)
                                             =====     =====     =====   ====

NET SALES AND REVENUES
----------------------

The Company's net sales and revenues increased by $195,599 or 13%, from $1,477,580 for the three months ended February 28, 1998 ("2Q/98") to $1,673,179 for the three months ended February 28, 1999 ("2Q/99"), which increase was attributable to increases of $209,180 from Database Services, $338,943 from Commission Income, $30,000 from Executive Placement Fees, offset by a decrease of $382,524 from Marketing Services and Production. The Company's net sales and revenues increased by $743,171 or 25%, from $2,980,433 for the six months ended February 28, 1998 to $3,723,604 for the six months ended February 28, 1999 ("2Q/99"), which increase was attributable to increases of $878,452 from Database Services, $926,563 from Commission Income, $14,670 from Executive Placement Fees, offset by a decrease of $1,076,514 from Marketing Services and Production.

The increase in Commission Income is primarily attributable to 2Q/99 figures having a full three months of activity of for WG and Primus, while 2Q/98 revenues included three months' activity for ORAYCOM, two months' activity for WG, and no activity from Primus. The increase in Database Services and the decrease in Marketing Services and Production is consistent with the Company's refocusing on the software and services area and moving away from the pure marketing collateral materials as its primary focus in the Impulse unit. Additionally the Company has moved away from the media buying service it previously provided to its clients because it is low margin and highly administrative in nature. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the ORAYCOM subsidiary was disposed of following the close of business on November 30, 1998.

COST OF SALES
-------------

Cost of sales and revenues decreased by $10,457 in 2Q/99, or 1%, from $1,245,653 in 2Q/98 to $1,235,196 in 2Q/99. The nominal decrease was attributable to the fact that both Advantage Technologies and ORAYCOM were included in prior year results but had no results in the current year period as they had been disposed of at the beginning of the period. Both units historically operated at low or negative gross margins.

Cost of sales and revenues increased by $493,213 or 22% from $2,273,858 in the six months ended February 28, 1999 to $2,767,071 in the six months ended February 28, 1998. The increase was directly related to the growth in the
Database Services area where the Company has historically outsourced the overwhelming majority of the work. Offsetting the increase from Database services, is a decrease attributable to the fact that both Advantage Technologies and ORAYCOM were included in prior year results but had minimal results in the current year period as they had been disposed of at the beginning of the period. Both units historically operated at low or negative gross margins.

GROSS PROFIT
------------

The Company's gross profit margin, was 26% and 16% for 2Q/99 and 2Q/98, respectively. The increase in gross profit margin of 10 percentage points in 2Q/99 is primarily attributable to the elimination of Advantage Technologies and ORAYCOM that historically operated at poor margins.

The Company's gross profit margin, was 26% and 24% in the six months ended February 28, 1999 and 1998, respectively. The increase in gross profit margin of 2 percentage points in the current period is primarily attributable to the elimination of Advantage Technologies and ORAYCOM that historically operated at poor margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses, including depreciation and amortization, decreased by $128,525 in 2Q/99 or 21%, from $611,475 in 2Q/98 to $482,950 in 2Q/99. The decrease was primarily due to 2Q/99 results having a full three months of activity of Impulse, Access, WG and Primus, while 2Q/98 figures included only two months' activity for WG and no activity for Primus. Offsetting this was the fact that Advantage Technologies and ORAYCOM had three months activity in the prior year and no activity in the current year. Goodwill and depreciation decreased by $22,992 primarily as a result of decreased amortization of approximately $19,820 as a result of fully amortizing all goodwill related to ORAYCOM and Impulse in the fourth quarter of fiscal 1998. Additionally, the Company has eliminated approximately $200,000 per quarter in general overhead spending as a result of staff and space reductions, which phased in at various times during the first six months of fiscal 1999.

Selling, general and administrative expenses, including depreciation and amortization, decreased by $23,375 or 2% from $1,081,606 in the six months ended February 28, 1998 to $1,058,231 in the six months ended February 28, 1999. The decrease was primarily due to current period results having a full six months of activity of Impulse, Access, WG and Primus, while prior period figures included only two months' activity for WG and no activity for Primus. Additionally, Advantage Technologies and ORAYCOM had six months activity in the prior period and three months' activity in the current period. Goodwill and depreciation decreased by $39,011 primarily as a result of decreased amortization of approximately $50,599 as a result of fully amortizing all goodwill related to ORAYCOM and Impulse in the fourth quarter of fiscal 1998, offset by increased depreciation as a result of the addition of the WG and Primus subsidiaries.

INTEREST EXPENSE
----------------

Interest expense increased $1,324 from 2Q/98 to 2Q/99, consistent with a similar level of borrowing period to period.

Interest expense increased by $3,354 or 15%, from $22,796 in the six months ended February 28, 1998 to $26,150 in the six months ended February 28, 1999. This increase is attributable to reduced borrowings on bank lines of credit offset by additional interest on notes payable to related parties.

Subsequent to the close of business on November 30, 1998, the Company sold all of the capital stock in ORAYCOM back to its original owner (see Note 4 to the financial statements). On the date of the sale, ORAYCOM had assets of $95,892, liabilities of $39,393, and stockholders' equity of $55,499, for which the Company received back 80,000 shares of its Common Stock valued at $120,000, recognizing a gain of $63,501.

NET OPERATING LOSS
------------------

The Company has accumulated approximately $2,000,000 of net operating loss carryforwards as of February 28, 1999 which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the three months or the six months ended February 28, 1999 because there is a 50% or greater chance that the carry forward will not be utilized. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide design, database, copywriting and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's Common Stock and cash derived from operations. The Company is investigating various sources for additional financing, principally additional equity placements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to shareholders.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at prime rate plus 1 1/4 % and renewable six months from the date of the original agreement. Management believes that internal cash flow, the expanded credit facility and anticipated private equity infusions should be adequate to meet the Company's capital needs for the next 12 months.

Cash increased $122,092 from $126,532 at the beginning of the period to $248,624 at the end of the period. Net cash used in operations was $74,728 attributable to the net loss of $64,347, the gain on the sale of the ORAYCOM subsidiary of $63,501, an increase in other non-current assets of $90,494, and a decrease in accrued expenses of $202,995. Offsetting these were non-cash expense items

(depreciation and amortization) of $104,679, a decrease in accounts receivable of $32,937, an increase in accounts payable of $85,002, and an increase in deferred revenue of $124,212.

Net cash provided by investing activities was $20,328 attributable to reductions in other non-current assets of $46,083, offset by additions to fixed assets of $25,755.


Net cash provided by financing activities was $176,492 attributable to proceeds from issuance of common stock of $383,154 and additions to short term debt of $44,842 offset by reductions in bank lines of credit of $135,499 and other long term debt of $116,005.


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

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Company is involved. The Company was granted a judgement against a customer for non-payment for services performed. The Company continues to pursue collection of the judgement. As the outcome is unknown at this time, the Company has fully reserved the entire amount as uncollectible at February 28, 1999.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended February 28, 1999 the Company engaged in private placements of its securities described in Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. These placements were claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PALADYNE CORP.


Date:   April 14, 1999                   By /s/ Ronald L. Weindruch
                                         --------------------------
                                         RONALD L. WEINDRUCH,
                                         President and Chief Executive Officer


Date:   April 14, 1999                   By /s/ William E. Morris
                                         ------------------------
                                         WILLIAM E. MORRIS,
                                         Controller

                                  EXHIBIT INDEX


     Exhibit        Description
     -------        -----------

       27           Financial Data Schedule