Form 10QSB
period 1999-05-31
PALADYNE CORP
filed 1999-07-16
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1999

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

          615 Crescent Executive Court, Suite 128, Lake Mary, FL 32746
                    (Address of Principal Executive Offices)

                                  (407)333-2488
                           (Issuer's telephone number)

                (Issuer's telephone number)

                                       N/A
                   (Former name, former address and former
                 fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding as of
            Class                                               July 14, 1999
Common Stock, $ .001 par value                                    6,477,199

Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                ---    ---

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

           PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                       3

           Condensed Consolidated Balance Sheets - May 31,
           1999 and August 31, 1998                                          4

           Condensed Consolidated Statements of Operations -
           three months ended May 31, 1999 and 1998                          5

           Condensed Consolidated Statements of Operations -
           nine months ended May 31, 1999 and 1998                           6

           Condensed Consolidated Statements of Cash Flows -
           nine months ended May 31, 1999 and 1998                           7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                        11

           PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities and Use of Proceeds                        15

Item 6.    Exhibits and Reports on Form 8-K                                 15

           SIGNATURES                                                       16

PART  I

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended May 31, 1999 and 1998 have been prepared by Paladyne Corp., a Delaware corporation. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corporation, merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide, Inc. for all periods through the date of the migratory merger, and of Paladyne Corp. since that date.

PALADYNE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 1999 AND AUGUST 31, 1998


                                                                       MAY 31, 1999   AUGUST 31, 1998
                                                                        (UNAUDITED)      (AUDITED)
                                                                       ------------   ---------------
ASSETS
Current assets:
    Cash                                                               $         0    $   126,532
    Accounts receivable (net of allowance for doubtful
          accounts of $37,736 and $37,736)                                 907,524        918,785
    Prepaid expenses and deposits                                          268,908         44,861
                                                                       -----------    -----------
          Total current assets                                           1,176,432      1,090,178

Property and equipment                                                     383,974        462,725
Less accumulated depreciation                                             (205,595)      (162,045)
                                                                       -----------    -----------
    Net property and equipment                                             178,379        300,680

Costs in excess of net assets acquired
          (net of accumulated amortization of $2,747,715 and
           $1,878,834)                                                           0        868,881
Other assets                                                                45,170         96,839
                                                                       -----------    -----------

Total assets                                                           $ 1,399,981    $ 2,356,578
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $   736,505    $   490,726
    Accrued expenses and taxes                                             117,964        438,737
    Notes payable                                                          243,600        303,417
    Current portion of long-term debt                                       47,444        175,521
    Deferred revenue                                                       638,839        150,427
                                                                       -----------    -----------
          Total current liabilities                                      1,784,352      1,558,828

Long-term debt, net of current portion                                     175,000        331,502

Commitments

Stockholders' (deficit) equity

    Cumulative, convertible preferred stock; $.001 par value;
    10,000,000 shares authorized, 137,143 issued and outstanding               137            137
    Common stock; $.001 par value; 25,000,000 shares
          authorized, 6,477,199 and 6,378,503 issued and outstanding         6,478          6,379
    Additional paid in capital                                           4,506,410      4,284,534
    Deficit                                                             (5,072,396)    (3,824,802)
                                                                       -----------    -----------
          Total stockholders' (deficit) equity                            (559,371)       466,248
                                                                       -----------    -----------
Total liabilities and stockholders' equity                             $ 1,399,981    $ 2,356,578
                                                                       ===========    ===========

PALADYNE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

                                                        1999            1998
                                                    (UNAUDITED)     (UNAUDITED)
                                                   ------------   -------------

Net sales and revenues:

Marketing services and production                  $    41,425        498,137
Database services                                      734,038        358,750
Executive placement fees                                    --         40,100
                                                   -----------    -----------
    Total revenues                                     775,463        896,987

Cost of sales and revenues                             792,171        731,215
                                                   -----------    -----------

Gross profit                                           (16,708)       165,772

Selling, general and administrative expenses           352,030        363,964
Depreciation and amortization                           23,160         47,304
                                                   -----------    -----------

Loss from operations                                  (391,898)      (245,496)

Other (income) expense:
Interest expense                                        25,412         11,849
                                                   -----------    -----------

Net loss from continuing operations                   (417,310)      (257,345)

Discontinued operations (Note 4):
    Loss from operations of sales representative
         subsidiaries                                  (27,241)      (104,926)
 (Loss) on disposal                                   (738,695)            --
                                                   -----------    -----------

Loss from discontinued operations                     (765,936)      (104,926)
                                                   -----------    -----------

Net loss                                            (1,183,246)      (362,271)

Cumulative convertible preferred stock
dividend requirements                                   10,200         10,200
                                                   -----------    -----------

Net loss applicable to common shareholders         $(1,193,446)   $  (372,471)
                                                   ===========    ===========

Weighted average shares outstanding                  6,557,556      5,604,947
                                                   ===========    ===========

Basic and diluted net loss per share               $     (0.18)   $     (0.07)
                                                   ===========    ===========

PALADYNE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998


                                                                1999           1998
                                                             (UNAUDITED)    (UNAUDITED)
                                                             -----------   ------------
Net sales and revenues:

    Marketing services and production                       $   637,072    $ 2,157,968
    Database services                                         2,171,309        917,569
    Executive placement fees                                     52,000         77,430
                                                            -----------    -----------
         Total revenues                                       2,860,381      3,152,967

Cost of sales and revenues                                    2,403,955      2,379,176
                                                            -----------    -----------

Gross profit                                                    456,426        773,791

Selling, general and administrative expenses                    968,391      1,144,364
Depreciation and amortization                                    67,320        156,618
                                                            -----------    -----------

Loss income from operations                                    (579,285)      (527,191)

Interest expense                                                 49,196         30,724
                                                            -----------    -----------

Net loss from continuing operations                            (628,481)      (557,915)

Discontinued operations (Note 4):
    Income (loss) from operations of sales representative
         subsidiaries                                            56,081       (202,183)
 Loss on disposal                                              (675,194)            --
                                                            -----------    -----------

Loss from discontinued operations                              (619,113)      (202,183)
                                                            -----------    -----------

Net loss                                                     (1,247,594)      (760,098)

Cumulative convertible preferred stock
dividend requirements                                            30,600         17,000
                                                            -----------    -----------

Net loss applicable to common shareholders                  $(1,278,194)   $  (777,098)
                                                            ===========    ===========


Weighted average shares outstanding                           6,526,481      4,029,062
                                                            ===========    ===========

Basic and diluted net loss per share                        $     (0.20)   $     (0.11)
                                                            ===========    ===========

PALADYNE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998


                                                                          1999            1998
                                                                       (UNAUDITED)     (UNAUDITED)
                                                                      ------------     -----------

Cash flows from operating activities

    Net loss                                                          $(1,247,594)      (760,098)

    Adjustments to reconcile net loss to net cash
         used in operating activities;
              Depreciation                                                 67,320         65,984
              Amortization                                                 42,997        150,531
              Loss on disposal of discontinued operations                 675,194             --

    Changes in assets and liabilities net of
         assets acquired or disposed:
              (Increase) decrease in accounts receivable                 (404,828)       342,967
              Increase in other current assets                            (62,172)       (34,568)
              Increase in accounts payable                                245,779        225,956
              Decrease in accrued expenses                               (322,188)       (25,851)
              Increase (decrease)in deferred revenues                     488,412       (266,273)
                                                                      -----------    -----------

    Net cash (used in) provided by operating activities                  (517,080)      (301,352)

    Cash flows from investing activities
         Additions to property, plant and equipment                       (77,635)       (95,690)
         Cash acquired in business acquisitions and disposals (net)        99,078         33,452
         Reductions in (additions to) other assets                         76,669       (184,051)
                                                                      -----------    -----------

              Net cash provided by (used in) investing activities          98,112       (246,289)

Cash flows from financing activities

    Reductions in bank lines of credit                                    (41,899)        (1,802)
    (Reductions in) additions to long-term debt                          (115,257)       141,874
    Additions to short-term debt                                           66,438         72,880
    Issuance of common stock-net                                          383,154        398,902
                                                                      -----------    -----------
         Cash provided by financing activities                            292,436        611,854
                                                                      -----------    -----------

Net (decrease) increase in cash                                          (126,532)        64,213

Cash at beginning of period                                           $   126,532    $    58,265
                                                                      -----------    -----------

Cash at end of period                                                 $        --    $   122,478
                                                                      ===========    ===========

                                        7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The accompanying financial statements include estmated amounts and disclosures based on management's assumptions about futer events. Actual results may differ from those estimates.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, raise additional equity investment, and attain profitable operations. Although the Company is pursuing additional private equity investment, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company recognizes revenue as it is earned, not necessarily when it is billed or collected. The contractual relationship with its clients dictates the recognition of revenue by the Company. The Company classifies any revenue billed but not yet earned as deferred revenue on its balance sheet. As of May 31, 1999, the Company has a significant balance as a result of significant pre-billings to a client for amounts to be earned over an extended period of time.

During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what Management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis.

In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. In the nine months ended May 31, 1999, the Company has either closed or sold four of the five firms of this type and accrued for any anticipated losses from the disposal of the remaining operation. The results of these discontinued operations have been reflected as such on the accompanying financial statements.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries consist of Synaptx Access, Inc. ("Access"), acquired in June, 1996, and Synaptx Impulse, Inc. ("Impulse"), acquired in October, 1996. The results of previously owned subsidiaries - WG Controls, Inc. ("WG"), acquired in January, 1998, Primus Marketing Associates, Inc. ("Primus"), acquired in June, 1998, and ORAYCOM, Inc. ("ORAYCOM"), acquired in June, 1997 - are presented for all periods owned through their disposition dates as discontinued operations on the accompanying financial statements.

NOTE 3. PRIVATE PLACEMENTS

During the nine months ended May 31, 1999, the Company raised $383,154, net of private placement costs, as a result of selling 216,008 shares of its Common Stock in private placements. Additionally, each share subscribed included a five year warrant to purchase one share of Common Stock at $3.00 per share. Therefore, 216,008 warrants were issued in conjunction with the shares of Common Stock. Additionally in the period, 53,573 shares of Common Stock and corresponding warrants were issued to private placement subscribers who had originally purchased shares at $2.00 per share, which was the original price of that placement. Due to market conditions, the placement was re-priced at $1.75 and the Company retroactively made this price available to previous subscribers. The Company also issued 657 shares of its Common Stock as compensation to an unrelated individual who assisted in the placement, and issued 551 shares as a result of stock options exercised.

NOTE 4:  DISCONTINUED OPERATIONS

After evaluating the Company's sales representative subsidiaries and their relation to the overall strategic direction of the Company, given the change to a customer relationship management, database driven strategy, the Board of Directors made the decision to discontinue the sales representative line of business in the third quarter of fiscal 1999. Prior to this decision in the third quarter of fiscal 1999, the Company had already disposed of two divisions that were under performing. Each of the divisions and the details of its disposal are detailed below.

As a result of repeated and recurring losses the Company terminated its operations under the Advantage Technologies name in San Jose, CA effective November 30, 1998. The Company did not incur material costs related to this closure.

Subsequent to the close of business on November 30, 1998, the Company sold all the capital stock in ORAYCOM, Inc. ("ORAYCOM") to O. Ray Strickland and O. Ray Strickland IRA, (collectively, the "Strickland Group"). Mr. Strickland was an employee of the Company and the General Manager of ORAYCOM. He was the sole shareholder of ORAYCOM when the Company acquired it from him in June, 1997. The agreement called for Strickland Group to convey to the Company, 80,000 shares of the Company's Common Stock in exchange for all of the issued and outstanding shares of ORAYCOM and waiver of the non-compete agreement in place with Mr. Strickland. As a result, the Company took a charge in the fourth quarter of fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. ORAYCOM was not considered a material subsidiary to the Company's consolidated business. Upon closing, the Company recognized a gain on the transaction of $63,501 in 2Q99.

On May 31, 1999, the Company closed an agreement to sell the assets of WG Controls, Inc. to the management of WG. The terms of the transaction were $250,000 in cash, $25,000 in a long-term note receivable, and the assumption of approximately $196,000 in debt. The total sale price was approximately $471,000. The Company recognized a loss on the transaction of approximately $427,000 which included the write-off of approximately $624,000 of goodwill related to the acquisition of WG in January, 1998.

On June 28, 1999 the Company closed an agreement to sell the assets of Primus to the management of Primus. The effective date of the transaction is May 31, 1999. The terms of the transaction were $12,500 in cash, the return of 107,143 shares of the Company's stock, and a 1% override on commission receipts for a period of twenty four months following the transaction. The total sale price was approximately $45,982. The Company recognized a loss on the transaction of approximately $311,000 which included the write-off of approximately $176,000 of goodwill related to the acquisition of Primus in June, 1998.

The net assets of the sales representative subsidiaries on the Company's books as of May 31, 1999 are approximately $14,000.

NOTE 5.  DEFERRED REVENUE

The Company recognizes revenue as it is earned. The earning of revenue may trail the billing based on contractual relationships with clients. As of May 31, 1999 the Company has approximately $639,000 in deferred revenue primarily due to two projects that have provided for significant pre-billings for work to be done in the future. The work to be completed is all short term in nature.

NOTE 6.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was approximately $ 52,500 and $ 31,700 for the nine month periods ended May 31, 1999 and 1998, respectively, consistent with an increased level of debt.

For the nine months ended May 31, 1998, the Company recognized the following

                                    Depreciation                  Amortization
                                    ------------                  ------------
   Continuing operations                  55,606                       101,012
   Discontinued operations                10,378                        49,519
                                          ------                        ------
             Total                        65,984                       150,531


On January 5, 1998, the Company purchased all of the capital stock of WG Controls, Inc. for approximately $1,100,000 utilizing Common Stock, Preferred Stock, and future cash payouts. In conjunction with this acquisition, liabilities assumed were as follows:


                                                          Nine Months Ended
                                              May 31, 1999         May 31, 1998
                                              -----------          ------------

   Fair value of assets acquired            $         -            $ 1,126,776
   Cash acquired                                      -                 33,452
   Value of stock issued                              -               (869,621)
                                             --------------        ------------

   Liabilities assumed                      $         -            $   290,607
                                             ===============        ==========

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

On May 31, 1999, the Company closed an agreement to sell the assets of WG Controls, Inc. to the management of WG. On the date of the sale, WG had net assets $249,120. There also was debt payable to the original owners of WG for approximately $196,000. As part of this transaction, the Company received cash for $250,000, a note receivable for $25,000, and had the debt assumed by the buyer. The total sale price was approximately $471,000. The Company recognized a loss on the transaction of approximately $401,000 which included the write-off of approximately $624,000 of goodwill related to the January 1998 acquisition of WG.

On June 28, 1999 the Company closed an agreement to sell the assets of Primus to the management of Primus. On the date of the sale, Primus had net assets of $187,192, for which the Company received back 107,143 of the Company's common stock valued at $40,200 and $12,500 in cash. The total sale price was approximately $52,700. The Company recognized a loss on the transaction of approximately $311,000 which included the write-off of approximately $176,000 of goodwill related to the June 1998 acquisition of Primus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Paladyne Corporation (the "Company") through its operating subsidiaries, provides software products and ancillary services that enable companies to quickly build databases with high data integrity, thus cutting long implementation times and eliminating the risk of building the database with poor quality data. Paladyne data quality solutions and services support desktop marketers and developers of data warehouses and data marts. Paladyne software is based on an open, multi-tiered, cross-platform architecture. The Company intends to build its business through internal growth as well as seek acquisitions of existing companies. Except for the acquisitions consummated, the Company has no agreements or understandings regarding possible future acquisitions. The Company's fiscal year ends August 31.

OVERVIEW
--------

The Company provides software products and ancillary services that enable companies to quickly build databases with high data integrity. Paladyne data quality solutions and services support desktop marketers and developers of data warehouses and data marts. Paladyne software is based on an open, multi-tiered, cross-platform architecture. The Company primarily targets the telecommunications, data communications, direct response and cable TV industries. The Company's mission is to help its clients know their customers better.

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

During fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer management segment. Customer management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what Management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis.

In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. In the nine months ended May 31, 1999, the Company has either closed or sold four of the five firms of this type and accrued for any anticipated losses from the disposal of the remaining operation. The results of these discontinued operations have been reflected as such on the accompanying financial statements.

RESULTS OF OPERATIONS
---------------------
                                     12

The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the nine months ended May 31, 1999 and 1998, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.


                                                      Three Months Ended
                                                            May 31,
                                                      1999          1998
                                                      ------------------
                                                         (Unaudited)

Net sales and revenues..............................  100%        100%
Cost of sales.......................................  102%         82%
                                                     ------      ------
Gross Profit (loss).................................  (2)%         18%
Selling, general and administrative expenses........   49%         46%
                                                     ------      ------
Operating loss income...............................  (51%)       (28%)
Interest expense....................................    3%          1%
                                                     ------      ------
Net Loss incoming from continuing operations........  (54%)       (29%)
Loss from discontinued operations...................   99%         12%
                                                     ------      ------
Net loss............................................ (153%)       (41%)
                                                     ======      ======

                                                      Nine Months Ended
                                                           May 31,
                                                      1999          1998
                                                      ------------------
                                                         (Unaudited)

Net sales and revenues..............................  100%         100%
Cost of sales.......................................   84%          75%
                                                     ------      ------
Gross Profit (loss).................................   16%          25%
Selling, general and administrative expenses........   36%          42%
                                                     ------      ------
Operating loss income...............................  (20%)       (17%)
Interest expense....................................    2%         1%
                                                     ------      ------
Net Loss incoming from continuing operations........  (22%)       (18%)
Loss from discontinued operations...................   22%          6%
                                                     ------      ------
Net loss............................................  (44%)       (24%)
                                                     ======      ======

The discussion in the following sections relative to various fluctuations in income statement items is applicable to continuing operations only. See the separately titled section for discussion of discontiued operations.

NET SALES AND REVENUES
----------------------

The Company's net sales and revenues decreased by $121,524 or 14%, from $896,987 for the three months ended May 31, 1998 ("3Q/98") to $775,463 for the three months ended May 31, 1999 ("3Q/99"). This decrease was indicative of the Company's shift in focus from a marketing services organization to a technology and software developer of customer management solutions. Additionally, the executive search division is no longer a core focus of the Company. Furthermore, the Company has experienced a significant increase in deferred revenues which represent billings for work to be completed in the near term future. This increase over the year earlier period is approximately $490,000 which will be recognized as revenue in the next two fiscal quarters. The combination of marketing services and executive search revenue declined by approximately $497,000 while the database services division increased by approximately $375,000. The database services area is still in its early stages. The Company expects the database services division to be the primary growth area.

The Company's net sales and revenues decreased by $292,586 or 9%, from $3,152,967 for the nine months ended May 31, 1998 to $2,860,381 for the nine months ended May 31, 1999. This decrease was also consistent with the Company's shift in focus. The combination of marketing services and executive search revenue declined by approximately $1,546,000 while the database services division was able to make up only approximately $1,254,000 of the difference.

COST OF SALES
-------------

Cost of sales and revenues increased by $60,956 in 3Q/99, or 8%, from $731,215 in 3Q/98 to $792,171 in 3Q/99. The increase is primarily attributable to hiring necessary to staff the Company's new focus in the development and delivery of database-driven software and services, as well as paying a substantial amount to outside contractors who have historically provided the bulk of the activities in the database area.

Cost of sales and revenues increased by $24,779 or 1% from $2,379,176 in the nine months ended May 31, 1998 to $2,403,955 in the nine months ended May 31, 1999. The nominal increase is due to staffing requirements and outsource arrangements in the Database Services area, offset in part by reductions in staff for business areas that have been de-emphasized, primarily Marketing Services.

GROSS PROFIT
------------

The Company's gross profit (loss) margin, was (2%) and 18% for 3Q/99 and 3Q/98, respectively. The decrease in gross profit margin of 20 percentage points in 3Q/99 is primarily attributable to the higher cost of sales encountered in the building of internal database capabilities and lower revenues as the company shifts its focus from Marketing Services to Software and Database Services. The Company's gross profit margin, was 16% and 25% in the nine months ended May 31, 1999 and 1998, respectively. The decrease in gross profit margin of 9 percentage points in the current period is consistent with the Company shifting its focus and encountering lower revenues and higher cost of sales as that shift is made. Further reducing margins is the fact that the Company has experienced a significant increase in deferred revenues which represent billings for work that is being done currently that will lead to revenue recognition in subsequent quarters.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses, including depreciation and amortization, decreased by $36,078 in 3Q/99 or 9%, from $411,268 in 3Q/98 to $375,190 in 3Q/99. The decrease is attributable to the current period having lower depreciation and amortization from continuing operations of approximately $21,000 and the elimination of approximately $55,000 per quarter in general overhead spending (from continuing operations) as a result of staff and space reductions, which phased in at various times during the first nine months of fiscal 1999. Offsetting these reductions are minor increases related to opening a development office outside of Washington, DC to accommodate a staff of developers in the Database Services division of approximately $40,000 per quarter.

Selling, general and administrative expenses, including depreciation and amortization, decreased by $265,271or 20% from $1,300,982 in the six months ended May 31, 1998 to $1,035,711 in the six months ended May 31, 1999. Approximately $100,000 of the decrease is attributable to a reduction in goodwill amortization related to the acquisition of Impulse. The prior period had a full nine months of amortization while the current period had none as the entire balance was written off at August 31, 1998. The remainder of the decrease is due to reductions in general overhead spending of approximately $165,000 for nine months offset by additions related to the expenses attributable to the new location in Washington, DC.

INTEREST EXPENSE
----------------

Interest expense increased $13,563 from 3Q/98 to 3Q/99, consistent with an increased level of borrowing period to period.

Interest expense increased by $18,472 from the nine months ended May 31, 1998 to the nine months ended May 31, 1999. This increase is attributable to increased borrowings on bank lines of credit, debt related to the WG acquisition, and notes payable to an officer of the Company.

DISCONTINUED OPERATIONS
-----------------------

In the third quarter of fiscal 1999, the Company made the decision to discontinue the manufacturers' representative line of business. The operations during each of the periods presented are separately disclosed as such.

For the three months ended May 31, 1999, the Company lost $27,241 from the operations of the sales rep firms vs. a loss of $104,926 in the prior year period. The improvement in the current period is primarily due to ORAYCOM and the San Jose office of Advantage Technologies combined for nearly a $70,000 loss in the prior period vs. no activity in the current period. Additionally, the current period includes three months of Primus activity, which was profitable vs. no activity in the prior period.

For the nine months ended May 31, 1999, the Company earned $56,081 from the operations of the sales rep firms vs. a loss of $202,183 in the prior year period. The improvement in the current period is primarily due to ORAYCOM and the San Jose office of Advantage Technologies combined for nearly a $110,000 loss in the prior period vs. no activity in the current period. Additionally, the current period includes nine months of Primus activity, which had profits of approximately $121,000 vs. no activity in the prior period. Furthermore, the current period includes nine months of activity and earnings of $73,000 for WG, vs. five months activity and a loss of $35,000 in the prior period.

The loss on disposition of the sales rep firms is $675, 194 in the current nine month period vs. $0 in the prior period. The loss is calculated as the net assets sold in exchange for the consideration received including any amortization of goodwill related to the dispositions.

NET OPERATING LOSS
------------------

The Company has accumulated approximately $2,300,000 of net operating loss carry forwards as of May 31, 1999 which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the three months or the six months ended February 28, 1999 because there is a 50% or greater chance that the carry forward will not be utilized. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide database and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of the start-up operations of the Company's new facility in Washington, DC. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company is investigating various sources for additional financing, principally additional equity placements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to shareholders.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at prime rate plus 1 1/4% and renewable six months from the date of the original agreement. Management believes that internal cash flow, the expanded credit facility and anticipated private equity infusions should be adequate to meet the Company's capital needs for the next twelve months.

Nine Months ended May 31, 1999.

           Cash decreased $126,532 from $126,532 at the beginning of the period to $0 at the end of the period. Net cash used in operations was $517,080 attributable to the net loss of $1,247,594, an increase in accounts receivable of approximately $400,000, an increase in other non-current assets of approximately $62,000, and a decrease in accrued expenses of approximately $322,000. Offsetting these were non-cash depreciation expense of $67,320, non cash amortization expense of $42,997, the net loss on disposal of discontinued operations of approximately $675,000, an increase in accounts payable of approximately $246,000 and an increase in deferred revenues of approximately $488,000.

           Net cash provided by investing activities was $98,112 attributable to the cash acquired in the disposition of the sales representative companies of $99,078, a reduction in other long-term assets of $76,669, offset by additions to fixed assets of approximatley $99,000 due primarily to the equipment requirements for the Washington DC operation.

           Net cash provided by financing activities was $292,436 attributable to proceeds from issuance of common stock of $383,154 and additions to short term debt of $66,438 offset by reductions in bank lines of credit of $41,899 and other long term debt of $115,257.

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

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Company is involved. The Company was granted a judgement against a customer for non-payment for services performed. The Company continues to pursue collection of the judgement. Although the Company has been granted a judgment for the amount due, the ultimate collectibility of this amount is unknown at this time, therefore the Company has fully reserved the entire amount as uncollectible at May 31, 1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the nine months ended May 31, 1999, the Company engaged in private placements of its securities described in Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. These placements were claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     Acquisition or Disposition of Assets related to the sale of the assets of WG Controls, Inc. to WG Technologies, filed on June 15, 1999

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PALADYNE CORPORATION


Date:   July 14, 1999              By /s/Ronald L. Weindruch
                                      ----------------------
                                   RONALD L. WEINDRUCH,
                                   President, Chief Executive Officer


Date:   July 14, 1999              By /s/William E. Morris
                                      --------------------
                                   William E. Morris,
                                   Controller

                                EXHIBIT INDEX
                                ------- -----

     Exhibit       Description
     -------       -----------

       27          Financial Data Schedule