Form 10KSB
period 1999-08-31
PALADYNE CORP
filed 2000-01-03
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
(Mark one)
         X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       ------
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
       ______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-22969
                                 Paladyne Corp.
                 (Name of Small Business Issuer in its charter)

                             Delaware                      59-3562953
                 (State or other jurisdiction of        (I.R.S. Employer
                 incorporation or organization)        Identification No.)

          610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746
       (Address of principal executive offices)                 (Zip Code)

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
Yes X  No
   ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. Yes X No
                                         ---   ---

State the issuer's revenue for its most recent fiscal year:$4,365,852

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of December 10, 1999: $10,412,490

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

--------------------------------------------------------------------------------
                                                     Outstanding as of
                   Class                             December 10, 1999
--------------------------------------------------------------------------------
Common Stock, par value $.001 per share                   7,356,229
--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None
Transitional Small business Disclosure Format. Yes    No X
                                                  ---   ---

PALADYNE CORP.

FORM 10-KSB

TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
                                      PART I

ITEM 1.   Description of Business........................................... 3

ITEM 2.   Description of Property........................................... 8

ITEM 3.   Legal Proceedings................................................. 9

ITEM 4.   Submission of Matters to a Vote of Security
          Holders........................................................... 9

                                     PART II

ITEM 5.   Market for Common Equity and Other Shareholder
          Matters........................................................... 9

ITEM 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 12

ITEM 7.   Financial Statements. ............................................ 13

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................... 44

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act..........................................45

ITEM 10.  Executive Compensation.............................................47

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management..............................................50

ITEM 12.  Certain Relationships and Related Transactions.....................52

                                    PART IV

ITEM 13.  Exhibits and Reports on Form 8-K...................................54

Signatures...................................................................56

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

The following information relates to Paladyne Corp., a Delaware corporation. On March 5, 1999, the Company merged with and into Paladyne Corp., its wholly owned subsidiary, in a migratory merger, and Paladyne Corp. is the successor Company. The purpose of the merger was simply to change the name of the Company and re-incorporate the Company in Delaware to utilize more favorable corporate taxation regulations. The financial statements in this report are of Synaptx Worldwide, Inc. for all periods through the date of the migratory merger, and of Paladyne Corp. since that date.

DESCRIPTION OF BUSINESS

Paladyne Corporation (the "Company") through its operating subsidiaries provides seamless data integration and data quality software and services that enable its customers to carryout customer-centric mailing, marketing and e-commerce initiatives. The company also provides the database-related services of customer identification, customer and prospect database development and management, data integration and marketing campaign management.

Currently, the Company provides these services by engaging subcontractors to perform the bulk of the activity, but management has undertaken an initiative to build these capabilities internally via the acquisition of "Bradas", a company formed to develop database software tools. In February, 1999, the Company agreed to purchase the intellectual property of Bradas, including the initial framework of what has become the Datagration e-Business Suite, a collection of software tools that enable clients to effectively and efficiently build high data quality databases, for 60,000 shares of common stock, 45,000 of which have been issued at a value of approximately $49,000 and 15,000 shares of common stock and 400,000 stock warrants that will be issued based on the attainment of certain predefined milestones. Additionally, the Company agreed to assume approximately

$32,000 of debt incurred by Bradas' founder in the initial stages of creating this tool. The Company agreed to fund the completion of the product including providing necessary funding for both equipment and personnel to complete the product and maintain and upgrade it.


The Company intends to build its business through internal growth as well as seek acquisitions, should opportunities become available, of existing companies. Except for the acquisition consummated, as described above, the Company has no agreements or understandings regarding possible future acquisitions. The Company's fiscal year ends August 31.

HISTORY

The predecessor Company was incorporated on June 25, 1981 under the laws of the State of Utah and initially engaged in the acquisition and development of mineral resource prospects. The predecessor Company subsequently ceased its operations and became inactive for several years. In 1995, the predecessor Company began to actively investigate and seek mergers with or acquisitions of operating businesses.

On February 10, 1997, the predecessor Company entered into a merger agreement (the "Merger") with Worldwide Applied Telecom Technology, Inc., a Delaware corporation, ("WWATT"). As a result of the Merger, WWATT was merged with and into the predecessor Company with the predecessor Company being the surviving corporation, and the predecessor Company changed its corporate name to Synaptx Worldwide, Inc. For accounting purposes, the transaction has been treated as a recapitalization of WWATT, or a reverse merger, with WWATT being treated as the acquirer.

Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corporation, merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the surviving Company.

In fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of developing, both through internal creation or through outsource arrangements, the database services described above. This shift is a result of what Management feels is a greater opportunity and a greater chance of achieving profitable operations on a long-term basis.

The prior strategy was to initially build a nationwide sales force that would be in place to support the products manufactured by the companies the Company hoped to someday acquire. In support of that strategy, the Company acquired three manufacturers' representative companies, and opened and staffed an additional two offices, all between June 1997 and June 1998. Due to the underperformance of these companies as a whole, and the shift in business focus and strategy, all of the Company's manufacturers' representative companies discontinued operations and were sold in fiscal 1999. A summary of these transactions, from a chronological standpoint is below.

         Wholly-Owned               Acquired/                 Disposed/
         Subsidiaries               Opened                    Closed
         ------------               --------                  ---------
         ORAYCOM                    June, 1997                November, 1998
         WG Controls                January, 1998             May, 1999
         Primus Marketing           June, 1998                May, 1999

         Offices Opened
         --------------
         dba Advantage
           Technologies             October, 1997             November, 1998
         dba Patterson
           Communications           January, 1998             July, 1999

Throughout financial presentations and discussions in this document, the results of these businesses are reflected as discontinued operations in accordance with generally accepted accounting principles.

The Company's principal executive offices were moved in October, 1999 to 610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746 and its telephone number is (407) 333-2488.

PRODUCTS AND SERVICES:

The Company's products and services fulfill the data integration and data quality needs of clients in the Telecommunications, Direct Marketing, Internet, Cable TV and Utility industries. The Company currently offers these services via subcontractor arrangements with third party vendors. As described above, the Company is developing these capabilities internally, and plans to be offering the internally generated product in fiscal 2000.

The Company's software product under development, the Datagration e-Business Suite, is a component-based data integration and data quality solution built upon an open, multi-tiered, cross platform architecture. Other significant services being offered are outsourced marketing and prospecting database development and management, and customer identification and householding. These services enable clients to more effectively find new and retain existing customers.

BUSINESS DEVELOPMENT AND STRATEGY:

Through the development of its internal capabilities to service its clients' database needs, Paladyne's vision is to help businesses fully realize the financial rewards of e-commerce by providing enterprise class web-enabled e-business solutions. Management believes the Company will achieve this vision by becoming a leading provider of e-business software and services that enable the enterprise to achieve true customer-centric data integration and data quality over the Internet.

The Company intends to fulfill its mission by solving data integration and data quality business problems initially within the Telecommunications and Direct Marketing industries. While the Company currently does provide this, it is provided via outsource arrangements with third party vendors.

The telecommunications ("telco") industry has grown from a regulated, monopolistic environment to a government-mandated, competitive environment. As a result of its regulated history, the Telco Industry is by nature a network-centric industry since the regulatory environment previously rewarded high quality universal service. The network providers are, out of necessity, beginning the movement from a network to a customer focus.

Management believes the market for both network and customer management software and services will grow tremendously over the next several years as a result of this shift to a customer-centric industry. In that same period, Management expects the market for the software and services subset to grow disproportionately faster. The intended focus will be on developing software and services that enable the client to correctly identify its customers across the enterprise and enhance the value of the services the client offers, identify, target, and acquire prospective customers for the client's services, and ultimately retain desirable customers of that service.

The Direct Marketing Industry, and more specifically the potential of one-to-one relationship selling, has grown extraordinarily fast with the general market acceptance of the Internet as a means to obtain products and services. Direct marketers must integrate data from disparate sources to complete transactions, produce contact and mailing lists and build customer and prospect databases. In addition to managing traditional internal and external data sources, direct marketers must now obtain and exchange data via the Internet.

STRATEGIC ALLIANCE

Strategic Alliance: Direct Services, Inc.

The Company has formed a strategic alliance with Direct Services, Inc. of Miramar, Florida ("DSI"). DSI is currently the key provider of database analysis services provided by the Company. Though not currently supported by a long-term contract, the companies worked together throughout fiscal years 1998 and 1999 to provide these services and are working toward formalization of the relationship. This vendor represented approximately 61% and 29% of cost of service revenues for fiscal 1999 and 1998 respectively. The Company hopes to become less dependent on this supplier as it develops its own internal capabilities. Should this relationship terminate, management believes that such services can be readily obtained from other sources as well as provided internally with minimal interruption in service at a similar cost.

POTENTIAL NEW ACQUISITIONS AND PRODUCT LINES

The above are the stated future goals of the Company, and the existing subsidiaries and strategic relationships in place to pursue those goals. However, there can be no assurance that the Company will ever achieve its expressed goals.

The Company intends to investigate, should opportunities arise, strategic acquisitions that fit its long-term objectives as financing and business conditions warrant, although there can be no assurance that the Company will be able to finalize any future acquisitions. The Company anticipates making future acquisitions by primarily using its capital stock, employing tax-free exchanges for the stock of the to-be-acquired companies. If necessary, the Company plans to finance or seek outside financing for potential requirements of cash. Although the Company occasionally explores additional acquisition opportunities, the Company has no agreements regarding such possible future acquisitions. There can be no assurances that financing for any future acquisitions will be available on terms acceptable to the Company or at all, or that any future acquisitions will be consummated.

SALES AND MARKETING

The Company markets and sells its products and services through its professional employees. All the Company's contractual services and sales relationships are sold by its professional staff based on past and ongoing relationships with purchasing decision-makers who normally work in the marketing and sales and information technologies organizations of clients. These long-term relationships within the Telecommunications and Direct Marketing industries are the basis for past and future business.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors will vary from market to market depending upon what companies and technologies are acquired. Principal competitive factors affecting the market for products and services include product reputation, quality, performance, price, professional service, and customer support. Features such as adaptability, scalability, ability to integrate with other products, functionality, and ease of use are key product differentiators.

EMPLOYEES

As of December 10, 1999, the Company employed 25 individuals, consisting of 5 executives, 19 professionals and sales representatives, and 1 office staff personnel. In addition to its full-time employees, the Company uses the services of certain outsourced professionals on an as-needed basis. Management presently anticipates hiring additional employees as business conditions warrant and as funds become available.

INDUSTRY SEGMENTS

The Company operates in one business segment which is providing software and services enabling customer-centric data integration and data quality supported by software development and database, consulting and sales services.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive offices were moved effective December 1, 1998 to 615 Crescent Executive Court, Suite 128, Lake Mary, FL 32746. Subsequently, the space was expanded within the same office park to 610 Crescent Executive Court, Suite 124. The current lease, the term of which extends for three years, covers approximately 1,640 square feet at an approximate annual rental rate of $35,000.

The Company maintains its software and services development center in suburban Washington D.C., located at 14100 Parke Long Court, Suite H, Chantilly, VA 20151. The lease covers approximately 3,100 square feet of space. The lease extends for 39 months, from March, 1999 to May, 2002. Monthly rents start at $3,645 and have a fixed escalation of approximately three and one-half percent (3.5%) per year on each anniversary date of the lease. On a straight-line basis, the monthly cost of the lease is approximately $3,900.

The Company also maintains an office in suburban Chicago at 168 E. Highland Ave, Suite 300, Elgin, IL 60120. The lease covers approximately 19,760 square feet of space. The lease extends for seven years, from January, 1998 to December, 2004. Monthly rents start at $10,597 and have a fixed escalation of approximately three and one-half percent (3.5%) per year on each anniversary date of the lease. On a straight-line basis, the monthly cost of the lease is approximately $12,000. The minimum future lease payments on this space are approximately $775,000 through the end of the lease term.

In November, 1999 the Company shifted corporate administrative functions to Florida. As a result, the Company anticipates vacating its Elgin, IL office in fiscal 2000. Management believes there will be minimal cost to vacate this space, primarily related to the write-off of unamortized leasehold improvements. In anticipation of this loss, the leasehold improvements have been fully amortized as of August 31, 1999, resulting in a write off of approximately $39,000.

The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of Fiscal 1999.

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "PLDY", and in the National Quotation Bureau, Inc. "pink sheets" under Paladyne Corp. Prior to the migratory merger discussed previously, these identifying marks were "SYTX" and Synaptx Worldwide, Inc.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                        Fiscal Year
                                     1999                 1998
                                     ----                 ----
                                High     Low         High       Low
                                ----     ---         ----       ---
         First Quarter          $2.75    $0.88       $5.00      $2.50
         Second Quarter         $2.00    $0.88       $3.00      $1.50
         Third Quarter          $1.13    $0.31       $3.00      $2.00
         Fourth Quarter         $0.97    $0.25       $3.00      $2.00

(The price information above was obtained from an independent quotation service).

There is no active secondary market for the Company's stock options or stock warrants.

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

As of December 10, 1999 there were 163 holders of record of the Company's Common Stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

Any shares issued on or after March 12, 1997 and/or presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock during the four calendar weeks preceding such sale or
(ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

DIVIDEND POLICY

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future, other than preferred dividends described below. The Company currently intends to retain and invest future earnings to finance its operations.

As part of the acquisition of WG Controls in January, 1998, the Company issued Series A Preferred Stock which provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. Accordingly, the Company must meet this obligation before any dividends can be declared for the benefit of Common Stock shareholders.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust, 40 Wall Street, New York, NY, 10005 as its transfer agent.

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

The following table sets forth the percentage relationships to net sales and revenues of principal items contained in the Company's Consolidated Statements of Operations for the two fiscal years ended August 31, 1999 and 1998. The percentages discussed throughout this analysis are stated on an approximate basis. Results for both periods presented have been restated to reflect all disposed of businesses as discontinued operations consistent with the discussion throughout this report.

                                                      Fiscal Years Ended
                                                          August 31,
                                                      1999        1998
                                                       ----        ----
         Net Service Revenues                        100.0%      100.0%
         Cost of Service Revenues                     79.5%       79.1%
                                                     ------      ------
              Gross Profit                            20.5%       20.9%
         Selling, general and
           administrative expenses                    36.6%       76.8%
                                                     ------       -----
              Operating loss                         (16.1%)    (55.9%)
                  Interest expense                    (1.4%)     (1.5%)
                                                     ------      ------
         Net loss from continuing operations         (17.5%)    (57.4%)

         Net loss from discontinued operations       (13.9%)    (25.5%)

         Net Loss                                    (31.4%)    (82.9%)
                                                     =======    =======

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

The Company's net service revenues increased by $588,655 or 15.6%, from $3,777,196 for the fiscal year ended August 31, 1998 ("1998") to $4,365,852 for the fiscal year ended August 31, 1999 ("1999"). The increase was reflective of the Company's expanding database capabilities.

One multi - divisional customer in the telecommunications industry accounted for approximately 87% of sales in the year ended August 31, 1999. Receivables from this customer represented approximately 94% of total receivables at August 31, 1999. The same customer represented 28% of sales in the year ended August 31, 1998. Receivables from this customer represented approximately 4% of total receivables at August 31, 1998.

Cost of service revenues increased by $481,161 in 1999, or 16.1%, from $2,991,425 in 1998 to $3,472,586 in 1999. This increase is consistent with the increase in revenues and is mainly attributable to staffing of personnel in the Company's Database Software and Services center outside Washington, D.C.

The Company is highly reliant on one vendor who performs the bulk of the work related to database processing activities the Company performs for its clients. While the Company does intend to develop the capabilities internally to offset some of the dependence on this vendor, there will be significant need for the services of this vendor going forward. This vendor represented approximately 61% and 29% of cost of service revenues for fiscal 1999 and 1998 respectively.

The Company's gross profit margin, was 20.5% and 20.9% for 1999 and 1998, respectively.

Selling, General and Administrative expenses ("SG&A"), including depreciation and amortization, decreased by $1,302,749 in 1999 or 44.9%, from $2,899,218 in 1998 to $1,596,469 in 1999. The decrease was primarily related to a write-off in 1998 of goodwill related to the Company's marketing communications subsidiary, Synaptx Impulse, Inc., of $1,092,894 was non-recurring in 1999.

In fiscal 1999, the Company discontinued its operations of manufacturers' representative companies. The following table sets forth the results of operations from these operations in fiscal 1999 and 1998.

                                                  1999               1998
                                                  ----               ----

         Sales                                 $ 2,346,053       $ 2,020,988
         Cost of sales                           1,723,867         1,795,924
                                                 ---------         ---------
           Gross margin                            622,186           225,064
         General and administrative
                  expenses                         551,829         1,187,250
                                                   -------         ---------

         Income (loss) from operations              70,357         (962,186)

         Loss on disposal                          675,194                 -
                                                   -------        ----------

         Net Loss on discontinued
                  operations                     (604,837)         (962,186)
                                                 =========         =========


The results of these operations have been reflected as discontinued operations throughout this report in accordance with generally accepted accounting principles.

The increase in gross margin percentage in 1999 is due to the Company closing the operations of Oraycom and Advantage Technologies in the first quarter of 1999. These firms historically operated at negative gross margin.

General and Administrative expenses decreased primarily because of non-recurring amortization of goodwill related to Oraycom that was written off in Fiscal 1998 and fewer months of Rep firm operations in 1999. (See "Description of Business - History)

Net interest expense increased from $55,560 in 1998 to $61,454 for 1999. The increase of approximately $6,000 is consistent with higher average borrowings throughout the current year.

NET OPERATING LOSSES

The Company has accumulated approximately $2,400,000 of net operating loss carryforwards as of August 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire through the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the years ended August 31, 1999 or 1998 because there is a 50% or greater chance that the carryforward will not be utilized. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, raise additional equity capital, and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management believes that sufficient capital resources will be generated from operations, equity investment and refinancing of outstanding debt to provide necessary working capital for fiscal year 2000. The report of the Company's Independent Certified Public Accountants' includes an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

The Company's principal cash requirements are for software development, selling, general and administrative expenses, outside consultants such as independent contractors who provide database services, employee costs, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's Common Stock which raised $1,128,147 of net proceeds in the year ended August 31, 1998, and $476,555 in the current year, plus cash derived from operations. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements, though no representation is made as to the Company's ability to secure either.

For the year ended August 31, 1999, cash decreased from $126,532 at the beginning of the year to $0 at the end of the year. Net cash used in operating activities was $529,856 due to the net loss of approximately $1,369,000 and a net decrease in non-cash working capital items of approximately $175,000, offset by non-cash depreciation and amortization expenses of approximately $209,000, the non-cash loss on discontinued operations of approximately $675,000, and the non-cash impact of stock options and warrants issued to outside parties for services of approximately $130,000.

Net cash provided by investing activities in Fiscal 1999 was $53,332 attributable to net cash raised from asset dispositions of approximately $100,000, and reductions in other assets of approximately $76,000, offset by fixed asset additions of approximately $122,000.

Net cash provided by financing activities in Fiscal 1999 was $349,992 due primarily to net proceeds from stock issuance of approximately $482,000 and additions to short term debt of approximately $19,000, offset by reductions in bank lines of credit of approximately $42,000 and reductions to long term debt of approximately $109,000.

In the year ended August 31, 1999, the Company sold 520,538 shares of its Common Stock via private placements, resulting in net proceeds of $476,555. The exercise of outstanding options and warrants during the current fiscal year resulted in net proceeds to the Company of $5,500. Total cash therefore raised as a result of the issuance of Common Stock was $482,055.

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

The Company has a revolving line-of-credit with a bank with maximum available borrowings of $250,000, due to expire December 31, 1999. The Company intends to refinance this debt prior to its due date. Borrowings under the line-of-credit and the outstanding principal and interest on the note are collateralized by substantially all of the Company's assets and bear interest at the prime rate (currently 8.25%) plus 1 1/4%. The line-of-credit is further secured by a personal commercial guaranty of the Company's Chairman and CEO.

The Company also has a note payable to the Chairman and CEO of the Company (see
Note 11 to the financial statements in Part II, Item 7). This balance due on the note is $150,000 as of the report date and bears interest at 12%.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

YEAR 2000 ISSUE

The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has conducted reviews of its computer systems and its purchased software programs (including accounting software) and does not believe the Year 2000 Issue will pose any significant operational problems for its systems or software or any significant costs to the Company.

In addition, the Company intends to make similar reviews of the systems of potential acquisition candidates for any financial or operational impact the Year 2000 Issue may pose.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements for Paladyne Corp. and subsidiaries for the fiscal years ended August 31, 1999 and 1998 have been audited to the extent indicated in their report (which contains an explanatory paragraph regarding the Company's ability to continue as a going concern and an emphasis of a matter paragraph regarding the Company's reliance on a significant customer and a significant vendor) by BDO Seidman, LLP, independent certified public accountants', and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Item 7 of this Form 10-KSB.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

To the Board of Directors
Paladyne Corp.
Lake Mary, Florida

         We have audited the accompanying consolidated balance sheets of Paladyne Corp. and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 12, 87% of the Company's sales in the year ended August 31, 1999 are concentrated in one customer. In addition, the Company is highly reliant on one vendor who performs the bulk of the work related to data processing activities of the Company's clients. This vendor represented approximately 61% of cost of service revenues in the year ended August 31, 1999. The loss of either this customer or this vendor could have a material adverse effect on the Company's financial condition and results of operations.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paladyne Corp. and subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and a stockholders' deficit. In addition, the Company's line of credit agreement expires on December 31, 1999. The Company does not have the ability to pay such debt should the lender demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP
Chicago, Illinois
October 15, 1999

PALADYNE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1999 AND 1998

                                                    1999          1998
                                                    ----          ----
ASSETS
CURRENT ASSETS
   Cash                                        $         -    $    126,532
   Accounts receivable (net of allowance
    for doubtful accounts of $9,263 and
    $37,736)                                       392,933         918,785
   Prepaid expenses and deposits                    32,641          44,861
                                                ----------      ----------
      Total current assets                         425,574       1,090,178

PROPERTY AND EQUIPMENT                             429,420         462,725
   Less accumulated depreciation                  (301,035)       (162,045)
                                                ----------      ----------
      Net property and equipment                   128,385         300,680

COSTS IN EXCESS OF NET ASSETS ACQUIRED
  (net of accumulated amortization of
   $4,333 and $1,878,834)                           77,367         868,881
OTHER ASSETS                                        45,669          96,839
                                                ----------      ----------

TOTAL ASSETS                                   $   676,995    $ 2,356,578
                                                ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Accounts payable                         $   330,516    $    490,726
      Accrued expenses                             278,137         438,737
      Notes payable                                243,600         303,417
      Current portion of long-term debt                  -         175,521
      Deferred revenue                              95,700         150,427
                                                -----------     ----------
      Total current liabilities                    947,953       1,558,828

LONG-TERM DEBT, NET OF CURRENT PORTION             150,000         331,502

COMMITMENTS                                              -               -

STOCKHOLDERS' EQUITY (DEFICIT)
      Cumulative, convertible
     preferred stock; $.001 par value;
     10,000,000 shares authorized,
     137,143 issued and outstanding                    137             137
   Common stock; $.001 par value;
     25,000,000 shares authorized,
          6,782,229 and 6,378,503
          issued and outstanding                     6,783           6,379
   Additional paid in capital                    4,766,418       4,284,534
   Deficit                                     (5,194,296)     (3,824,802)
                                                -----------     ----------
      Total stockholders' equity (deficit)       (420,958)         466,248
                                                -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                               $   676,995     $ 2,356,578
                                                ===========     ==========


See accompanying summary of accounting policies and notes to consolidated financial statements

PALADYNE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998

                                                    1999          1998
                                                    ----          ----

Service revenues                               $ 4,365,852    $  3,777,196

Cost of service revenues                         3,472,586       2,991,425
                                                ----------     -----------
Gross profit                                       893,266         785,771

Selling, general and administrative expenses     1,429,376       1,633,341
Depreciation and amortization                      167,093       1,265,877
                                                ----------     -----------

Loss from operations                             (703,203)     (2,113,447)
Interest expense                                    61,454          55,560
                                                ----------     -----------

Net  loss from continuing operations             (764,657)     (2,169,007)

Discontinued operations
 Income (loss) from operations of sales
   representative subsidiaries                      70,357       (962,186)
 Loss on disposal                                (675,194)               -
                                                 ---------      ----------

Loss from discontinued operations                (604,837)       (962,186)
                                                ----------     -----------

Net loss                                       (1,369,494)   $ (3,131,193)

Cumulative convertible preferred stock
dividend requirements                               40,800         27,200
                                                ----------    ------------

Net loss applicable to common
   shareholders                               $(1,410,294)   $(3,158,393)
                                               ===========   ============


Weighted average shares outstanding              6,555,056       5,559,297
                                               ===========   =============

Basic and diluted net loss per share -
 Continuing operations                        $     (0.13)    $     (0.40)
                                               ===========     ===========

Basic and diluted net loss per share -
 Discontinued operations                      $     (0.09)    $     (0.17)
                                               ===========     ===========

Basic and diluted net loss per share          $     (0.22)    $     (0.57)
                                               ===========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements

PALADYNE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED AUGUST 31, 1998 AND 1997

                                     Common Stock               Preferred Stock                Additional
                                                Par                   Par       Paid-in        Accumulated
                                 Shares       Value        Shares     Value     Capital        Deficit            Total
                                 ------       -----        ------     -----     -------         -------           -----
BALANCES, AUGUST 31, 1997         5,193,660   $ 5,194        -       $  -       $2,052,977      $(693,609)        $1,364,562
                                                                                                                       =
Shares issued for business
  acquisitions                      537,501       537      137,143    137        1,048,048                         1,048,722

Warrants exercised                   31,012        31                               14,058                            14,089

Options exercised                    20,544        21                               18,645                            18,666

Vendor settlements for stock          5,770         6                               10,014                            10,020

Vendor settlements for options                                                      10,735                            10,735

Warrants issued to lender                                                            2,500                             2,500

Private placement sales, net        590,016       590                            1,127,557                         1,128,147

NET LOSS FOR THE YEAR                                                                          ($3,131,193)      (3,131,193)
                                ------------------------------------------------------------------------------------------------
BALANCES, AUGUST 31, 1998         6,378,503     $6,379    137,143    $137       $4,284,534      ($3,824,802)        $466,248
Shares retired in business
  dispositions                    (187,143)      (187)                            (159,992)                         (160,179)

Options exercised                    55,581         56                               5,444                             5,500

Noteholder settlement for stock      15,050         15                              30,085                            30,100

Warrants issued as compensation                                                    130,312                           130,312

Private placement sales, net        520,238        520                             476,035                           476,555

NET LOSS FOR THE YEAR                                                                           (1,369,494)     ( 1,369,494)
                                ------------------------------------------------------------------------------------------------
BALANCES, AUGUST 31, 1999         6,782,229     $6,783    137,143    $137        4,766,418      ($5,194,296)        $(420,958)



See accompanying summary of accounting policies and notes to consolidated financial statements

PALADYNE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998

                                                            1999                1998
                                                            ----                ----
Cash flows from operating activities

   Net loss                                            $ (1,369,494)      $  (3,131,193)
   Adjustments to reconcile net loss to
       net cash used in operating
       activities:
        Depreciation                                        161,535              98,288
        Goodwill amortization                                47,390             228,514
        Loss on disposal of discontinued operations         675,194                  -
        Non-cash warrants and options issued                130,312                  -
           Impairment of goodwill                                 -           1,520,948
        Non-compete agreement amortization                        -             206,668

Changes in assets and liabilities net of
  assets and liabilities acquired and
  disposed of:
     Decrease in accounts receivable                         109,764            356,742
     Increase in other current assets                        174,095             25,284
     Decrease in accounts payable                         (160,210)            (210,993)
     (Decrease) increase in accrued expenses               (243,715)            154,378
     Decrease in deferred revenue                           (54,727)           (264,273)
                                                        ----------------      ----------

Net cash used in operating
activities                                                 (529,856)         (1,015,637)

Cash flows from investing activities

   Additions to property, plant and equipment              (121,916)           (124,114)
   Cash paid for business acquisitions                             -           (216,548)
   Cash received from business disposals (net)                99,078                  -
   Reductions in (additions to) other assets                  76,170               (828)
                                                        ------------          ----------

Net cash provided by (used in) investing
   activities                                                 53,332           (341,490)

Cash flows from financing activities
  Reductions in bank lines of credit                       (41,899)               7,934
  (Reductions in) additions to long-term debt-net          (109,158)            182,123
  Additions to short-term debt                                18,994             51,316
  Proceeds from issuance of common stock-net                482,055           1,184,021
                                                       ------------         -----------
    Cash provided by financing activities                   349,992           1,425,394
                                                       ------------         -----------

Net (decrease) increase in cash                           (126,532)              68,267

Cash at beginning of year                                   126,532              58,265
                                                       ------------         ------------

Cash at end of year                                     $          -       $    126,532
                                                         ===========        ============


See accompanying summary of accounting policies and notes to consolidated financial statements

PALADYNE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

OPERATIONS

     Paladyne Corp.,(the "Company"), is a holding company incorporated in the State of Delaware. The Company has four wholly owned subsidiaries, Synaptx Access, Inc. ("Access"), which was incorporated in Florida, Synaptx Impulse, Inc. ("Impulse"), which was incorporated in Illinois, WG Controls, Inc. ("WG") which was incorporated in Illinois, and Primus Marketing Associates, Inc. ("Primus") which was incorporated in Minnesota. (See Note 2 for a complete discussion of business acquisitions and dispositions). These subsidiary entities are inactive. The Company previously had a fifth wholly owned subsidiary, ORAYCOM, Inc., a Texas Corporation, but this company was disposed of in November 1998. The Company operates in one business segment which is providing software and services enabling customer-centric data integration and data quality supported by software development and database, consulting and sales services. The Company's primary offices are in Lake Mary, Florida. It also has operations in Chantilly, VA and Elgin, IL. Its customers are located throughout the continental United States.

BASIS OF REPORTING

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses from operations as a result of its investment in personnel necessary to achieve its operating plan which is long-range in nature. For the years ending August 31, 1999, 1998 and 1997 the Company realized net losses of $1,369,494, $3,131,193, and, 602,555 respectively. At August 31, 1999, the Company has a working capital deficit of $522,379 and a stockholders' equity (deficit) of ($420,958). In addition the Company's line of credit agreement expires on December 31, 1999.

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

     Although the Company recently completed an additional private placement, raising in excess of $400,000, ($125,000, for which 250,000 shares of Common Stock were issued, through August 31, 1999, and an additional $287,000 and 574,000 shares subsequent to year-end, for a total of $412,000 and 824,000 shares being issued in total), and has refinanced existing debt and is continually pursuing additional refinancing outstanding debt at more favorable terms, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all, or raise additional private placement investment. Failure to secure such financing or to raise additional private placement investment may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans. In addition, if the Company is unable to meet its obligations under its credit agreements, such creditors shall have the right to foreclose on the assets of the Company, which will be prior to the interests of the holders of Common Stock.

     In fiscal year 1998, the Company changed its strategy from one of acquiring and growing mainly manufacturers representative organizations to one of developing, both through internal creation or through outsource arrangements, the database services described above. This shift is a result of what Management feels is a greater opportunity and a greater chance of achieving profitable operations on a long-term basis.

     The prior strategy was to initially build a nationwide sales force that would be in place to support the products manufactured by the companies the Company hoped to someday acquire. In support of that strategy, the Company acquired three manufacturers' representative companies, and opened and staffed an additional two offices, all between June 1997 and June 1998. Due to the underperformance of these companies as a whole, and the shift in business focus and strategy, all of the wholly-owned subsidiaries were sold, and the two offices opened by the Company were closed, all in fiscal 1999. The results of operations of these businesses have been treated as discontinued operations in the Company's financial statements. (See Note
     15).

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RECLASSIFICATION OF PREVIOUS FINANCIAL STATEMENTS

     Certain amounts in the 1998 financial statements were reclassified to conform to the 1999 presentation.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, significant intercompany accounts, transactions and profits are eliminated.

REVENUE RECOGNITION

     Professional fees, made up primarily of database service revenues, represent the principal sources of revenue of the Company. Revenues are recognized when fees are earned based on work performed.

DEFERRED REVENUE

     The Company often receives prepayments for professional services to be rendered. This revenue is deferred and as the services are provided, a proportionate share of the deferred revenue is recognized as income.

PROPERTY AND EQUIPMENT; DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost and depreciated over their estimated useful lives of three to five years using the straight-line method.

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired ("goodwill") resulting from the acquisitions of Impulse, ORAYCOM, WG, and Primus was being amortized on the straight line method over 10 years, but was fully amortized upon the dispositions of these subsidiaries.

     It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated future net operating cash flows to be generated from the use of the assets are less than their carrying value. The Company measures impairment using a number of factors, which include the future business outlook, turnover of key personnel and estimated future discounted cash flows. In fiscal 1998, goodwill related to the purchases of ORAYCOM and Impulse was fully written off as these assets were deemed to have been permanently impaired. In fiscal year 1999, remaining goodwill related to the purchases of Primus, and WG Controls, was fully written off as these businesses were sold off as part of the Company's strategic refocusing. Additional goodwill was created in fiscal 1999 as a result of the purchase of intellectual property from Bradas. (See Note 2).

INCOME TAXES

     Paladyne Corp. is a "C" Corporation as are all of its wholly owned subsidiaries. A deferred tax asset was created as a result of the estimated future tax consequences of temporary differences between the financial statement and tax basis of assets given the provisions of the enacted tax laws. (See Note 5). The Company records a valuation allowance when management determines it is more likely than not that the net deferred tax asset will not be realized.

ESTIMATES

     The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments and for hedging contracts. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. When the Company adopts this statement, it is not expected to have a material impact on the Company's financial statements or their presentation.

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

BUSINESS MERGER

     On March 5, 1999, the Company merged with and into Paladyne Corp., its wholly owned subsidiary, in a migratory merger, and Paladyne Corp. is the successor Company. The purpose of the merger was simply to change the name of the Company and re-incorporate the Company in Delaware to utilize more favorable corporate taxation regulations.

NOTE 2.  BUSINESS COMBINATIONS AND DISPOSITIONS

     IMPULSE
     On October 1, 1996, the Company acquired all of the existing outstanding Common Stock of Impulse in exchange for 759,401 shares of its Common Stock, valued at $690,000. The acquisition was accounted for using the purchase method of accounting. Impulse was primarily engaged in marketing to the telecommunications and information industries.

     See Note 14 for discussion of the Company's decision in 1998 to write off the remaining goodwill related to the purchase of Impulse, totaling $1,092,894, as it was deemed to have been permanently impaired in compliance with Statement of Financial Accounting Standards No. 121. The Company still maintains ownership of this subsidiary.

     ORAYCOM
     On June 1, 1997, the Company exchanged 142,858 shares of its Common Stock, valued at $500,000, for all of the existing outstanding Common Stock of ORAYCOM. In addition, the Company paid $65,625 of additional consideration as additional compensation for meeting specified revenue and earnings targets. The acquisition was accounted for using the purchase method of accounting. The results of operations of ORAYCOM are included in the accompanying financial statements for the three months from June 1, 1997 to August 31, 1997 for the fiscal year ended August 31, 1997.

     Subsequent to the close of business on November 30, 1998, the Company sold all the capital stock in ORAYCOM, Inc. ("ORAYCOM") to O. Ray Strickland and
     O. Ray Strickland IRA, (collectively, the "Strickland Group"). Mr. Strickland was an employee of the Company and the General Manager of ORAYCOM. He was the sole shareholder of ORAYCOM when the Company acquired it from him in June, 1997. The agreement called for Strickland Group to convey to the Company, 80,000 shares of the Company's Common Stock, valued at $120,000, in exchange for all of the issued and outstanding shares of ORAYCOM and waiver of the non-compete agreement in place with Mr. Strickland. As a result, the Company took a charge in the fourth quarter of fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. Upon closing, the Company recognized a gain on the transaction of $63,501 in fiscal 1999.

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

     The Series A Preferred Stock paid at closing provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. The conversion provision on the preferred stock calls for each of the 137,143 preferred shares to be converted into .67361 shares of the Company's Common Stock or 92,381 shares of Common Stock when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60 day trading period.

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

     PRIMUS MARKETING ASSOCIATES, INC.
     On June 1, 1998, the Company acquired Primus Marketing Associates, Inc., a sales representative firm based in Minnetonka, Minnesota for 214,286 shares of the Company's $.001 par value Common Stock valued at $321,429. Primus is a sales representative firm that provides field sales and business development support for specified product lines and/or territories for clients under contract who include cable TV and telecommunications (both voice and data networking) original equipment manufacturers, Commonly referred to as OEMs, located primarily in the north central section of the United States.


     Effective May 31, 1999 the Company sold the assets of Primus to the management of Primus. The terms of the transaction were $12,500 in cash, the return of 107,143 shares of the Company's stock, valued at $40,179, and a 1% override on commission receipts for a period of twenty four months following the transaction. The total sale price was approximately $53,000. The Company recognized a loss on the transaction of approximately $311,000 which included the write-off of approximately $176,000 of goodwill related to the acquisition of Primus in June, 1998.

     The financial statements of all periods presented include the operations of these disposed of operations as discontinued operations in accordance with generally accepted accounting principles.

     The following summarizes the financial implications in 1999 of the subsidiaries disposed of:


                                       ORAYCOM            WG             Primus              Total
     Stock redeemed                    $  120,000                 -       $  40,179          $160,179
     Cash(paid)received                    (922)-         $ 100,000               -            99,078
     Note receivable                            -           175,000          12,500           187,500
     Debt assumed                               -           195,764               -           195,764
     Net assets
       disposed of                       (55,577)         (249,120)       (187,192)         (491,889)
     Goodwill written off                       -         (623,556)       (176,436)         (799,992)
                                       ----------         ---------       ---------        ----------
     Gain (loss) on
        disposal                       $   63,501        $(401,912)      $(310,949)        $(649,360)
                                       ==========        ==========      ==========        ==========
           Additional amortization of non
              compete agreements                                                             (25,834)

           Net loss on disposal of sales rep companies                                     $(675,194)
                                                                                           ==========

     Additionally, goodwill was written off related to ORAYCOM in fiscal 1998 of $428,054 as it was deemed to have been permanently impaired as of that date.

     BRADAS
     In February, 1999, the Company agreed to purchase intellectual property, including the initial framework of what has become the Datagration e-Business Suite, from Bradas, Inc. for 60,000 shares of common stock, 45,000 of which have been issued with a value of approximately $49,000 and 15,000 shares of common stock and 400,000 stock warrants that will be issued based on the attainment of certain predefined milestones. Additionally, the Company agreed to assume approximately $32,000 of debt incurred by the founder of Bradas in the initial stages of creating this tool. The Company agreed to fund the completion of the product including providing necessary funding for both equipment and personnel to complete the product and maintain and upgrade it. Management estimates that beyond what has been spent in 1999, an additional $200,000 in costs will be incurred to complete the first release of the product.


NOTE 3.  PROPERTY AND EQUIPMENT

      Major classes of property and equipment consist of the following:


                                            1999                  1998
                                            ----                  ----
 Leasehold improvements               $   51,182            $   58,598
 Furniture and fixtures                   98,994               187,126
 Computer equipment                      279,244               176,819
 Automobiles                                   -                40,183
                                      ----------            ----------
                                         429,420               462,726
 Less accumulated depreciation           301,035               162,046
                                      ----------            ----------
 Net property and equipment           $  128,385            $  300,680
                                      ==========            ==========

NOTE 4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Description                       % Rate          Payment Terms                    1999            1998
-----------                       ------          -------------                    ----            ----

      Line of                     Varies          Due on demand                    $243,600        $250,000
      Credit                                      or Dec 31,1999,
                                                  see (a) below

      WG Acquisition              Imputed         Various, see                         -0-          249,021
      Debt                        @ 8.75%         Note 2

      Shareholder &               Various         See Note 11                       150,000         210,100
      Employee Loans

      Term note                   10.79           Due October 30,                      -0-           26,107
                                                  1998, see (a) below

      Line of                     13.25           Due on demand, see                    -0-          18,218
      Credit                                      (b) below

      Line of                     17.90           Due on demand, see                    -0-           9,092
      Credit                                      (b) below

      Term notes &                Various         Various                              -0-           47,902
                                                                                   -------           ------
      Capital leases

         Total                                                                      393,600         810,440

         Less current maturities                                                    243,600         478,938
                                                                                    -------         -------

         Long-term portion                                                         $150,000        $331,502
                                                                                   ========        ========

(a) The notes payable consist of borrowings under a revolving line-of-credit and, in fiscal 1998, a term note as well. The lender for both the line of credit and the term note in fiscal 1998 was fully paid off and a new lender was secured in 1999. Both notes due to the original bank are fully released. The note previously bore interest at prime plus approximately 3 percentage points. The current line bears interest at prime rate, currently 8.25%, plus 1 1/4 %.

      (b)The notes payable also consisted of unsecured borrowings under revolving lines-of-credit with banks which were assumed when ORAYCOM and Primus were acquired. The existing balance on the ORAYCOM line was assumed by the buyer of ORAYCOM. The balance on the Primus line was paid off prior to the sale of the Primus division.

NOTE 5.  INCOME TAXES

      The following table sets forth the approximate deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities:

                                                  1999                1998
                                                  ----                 ----

      Net operating loss carryforwards           $ 960,000         $ 770,000
      Valuation allowance for deferred
       tax asset                                  (960,000)         (770,000)
                                                 ---------         ---------
      Net deferred tax asset                     $       -        $        -
                                                 =========         =========

      As of August 31, 1999, the Company has a net operating loss carryforward of approximately $2,400,000 which may be used to reduce taxable income and income taxes in future years. The primary difference between tax and book reporting is non-deductible goodwill amortization. The carryforwards expire at various dates through 2019.

NOTE 6.  EMPLOYEE BENEFIT PLANS

      The Company sponsors a qualified employee savings plan for all eligible employees, commonly referred to as a 401-K plan. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with the Company matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution.

     Employer matching contributions to the plan were approximately $8,000 and $18,000 for the years ended August 31, 1999 and 1998, respectively.

NOTE 7.  LEASE OBLIGATIONS

      The Company leases office space, equipment, and vehicles under operating leases which expire at various dates. As of August 31, 1999, the Company's future minimum lease payments under operating leases are as follows:


                               Year ending August 31,            Amount
                                                                 ------
                               2000                         $   235,163
                               2001                             225,412
                               2002                             219,391
                               2003                             188,049
                               2004                             155,384
                               2005 and beyond                   52,165
                                                            -----------

     Total minimum rent commitments                         $ 1,075,564
                                                            ===========

      Total rental expense for the Company's facilities and equipment was approximately $231,000 and $324,000 for the years ended August 31, 1999 and 1998, respectively. While the Company anticipates closing its Elgin, IL office, Management believes there will no material impact to the Company as a result of such a move.

NOTE 8.  PRIVATE PLACEMENTS

      On October 2, 1997, the Company sold 15,000 shares to an employee of the Company for $2.00 per share, realizing total proceeds of $30,000. This sale was outside of any of the formal private placements with the price being determined as the market price of the shares as of that point in time.

      On October 22, 1997, the Board of Directors authorized a private placement of up to $2,000,000 in either shares of the Company's Common Stock at $2.30 per share or of units at $3.00 per unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of the Company's Common Stock at $2.30 per share with an exercisable life of five years. This offering resulted in proceeds of $119,900 for which 43,000 shares of Common Stock were issued. On May 14, 1998, in conjunction with the offering of Common Stock at $1.75, as described below, the Board of Directors approved an option whereby these investors could convert their investment as if they had subscribed for Common Stock at $1.75 per share, including conversion of their warrants. All the investors elected to do so, and as a result, the Company issued 25,516 more shares of Common Stock, bringing the total Common Stock under this offering to 68,516 shares.

      On May 14, 1998 the Board of Directors approved an additional private placement of up to $1,050,000 in shares Company's Common Stock at $1.75 per share. This offering resulted in proceeds of $230,125 for which 131,500 shares of Common Stock were issued.

      On June 18, 1998 the Board of Directors authorized a private placement of up to $2,275,000 originally priced at $2.00 per share but subsequently re-priced to $1.75 per share, in units (minimum subscription 50,000 units) consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $3.00 per share but callable at $0.25 per share if the closing trading price of the Company's Common Stock closes at or above $4.50 per share for ten consecutive trading days. The period of this offering extended through September 20, 1998 and was subsequently extended by the Board of Directors until December 1, 1998 with the President of the Company authorized to extend this offer for 30 more days or to December 31, 1998. This offering resulted in proceeds of $1,040,000, for which 594,581 units were issued.

      On August 19, 1999 the Board of Directors authorized a private placement of up to $400,000 priced at $0.50 per unit, with a unit consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $1.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $2.00 per share for sixty consecutive trading days when 25,000 shares trade. The period of this offering extended through September 30, 1999. This offering resulted in proceeds of $125,000, for which 250,000 units were issued, through August 31, 1999, and an additional $287,000 and 574,000 units subsequent to year-end, for a total of $412,000 and 824,000 units being issued in total. Of the $412,000 raised, $187,000 was invested by Management and Directors of the Company

NOTE 9.  STOCK INCENTIVE PLAN

      The Company has a stock incentive plan (the "Plan") adopted by the shareholders on March 3, 1999 as part of the conversion to Paladyne that replaced the Company's previous 1996 Stock Option Plan as amended. The Plan authorizes the issuance of up to 2,500,000 shares of common stock.

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

      A total of 2,500,000 shares of the Company's Common Stock have been reserved pursuant to the Plan. As of August 31, 1999, 2,194,357 options are outstanding: 2,099,342 shares issued inside the Plan, and 95,015 shares issued outside the Plan. As of August 31, 1999, 607,862 shares are exercisable.

      Transactions during the fiscal years ended August 31, 1998 and 1999 are summarized as follows:


                                                Number of          Price per           Weighted            Weighted
                                                   Shares              Share            Average             Average
                                                                                      Price per           Remaining
                                                                                         Share                 Life
                                                                                                             -Years
                                                ---------          ----------         ----------          ---------

         Outstanding as of
         August 31, 1997                          328,055             $ .09-             $ 0.93                2.07
                                                                      $ 2.18

           Granted                              1,469,500             $2.35-             $ 2.80                3.91
                                                                      $ 3.70
           Exercised                            (20,544)              $  .91             $ 0.91
           Cancelled                             (99,223)             $ .91-             $ 2.32
                                                ---------
                                                                       $3.36
         Outstanding as of
         August 31, 1998                        1,677,788          $.09-3.70             $ 2.49                3.65
                                                ---------


             Granted                            1,604,750             $ .38-              $ .73                4.16
                                                                      $ 1.85
           Exercised                            (55,581)           $.09 -.91             $ 0.10
           Cancelled                          (1,032,600)             $ .91-              $2.60
                                             ------------
                                                                       $3.36


         Outstanding as of
         August 31, 1999                        2,194,357              $.09-             $ 1.21                3.73
                                                =========
                                                                       $3.70

         Exercisable as of
         August 31, 1998                          571,021                                $ 2.16                3.19
                                                  =======

         Exercisable as of
         August 31, 1999                          607,862                                $ 2.08                2.82
                                                  =======

      In July and October 1996, the Company granted nonqualified options (included above), outside the Plan, to purchase 33,018 and 55,030 shares of Common Stock at prices of $.91 and $.09, respectively. Options to purchase 16,509 and 55,030 of these shares at $.91 and $.09, respectively, have been exercised. The remaining 16,509 have expired as of the date of this filing.

      Additionally, in October, 1998 the Board of Directors converted all options held by the former CFO of the Company, totaling 78,506 shares, to be fully vested and to be options outside the plan as part of a severance arrangement. These options were priced from $0.91 - $3.36 per share. These options remain outstanding.

      In May, 1998, the Company granted nonqualified options to purchase 675,000 and 37,500 shares of Common Stock, to officers and Directors of the Company, outside the Plan. These options were priced between $2.55 and $2.81. In June, 1999, these options were recalled and retired.

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

                                                          1999         1998
                                                          ----         ----
    Grant-date fair value per share                     $ 0.93       $ 1.05
    Significant assumptions (weighted-average):
      Risk-free interest rate at
        grant date                                       5.01%        5.61%
      Expected stock price
      volatility                                        80.00%       40.00%
      Expected dividend payout                               -            -
      Expected option life-years(a)                        2.9         4.20
    Net loss:
      As reported                                 $(1,369,493)   $(3,131,193)
      Pro forma                                   $(2,033,318)   $(4,613,333)
    Net loss per share:
      As reported                                     $ (0.22)      $(0.57)
      Pro forma                                      $ (0.31)       $(0.83)

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

      In addition to the options described above, the Company has issued warrants in conjunction with private placements, private placement support, and acquisitions, a summary of which is below:



                                             Number of          Price per          Weighted            Weighted
                                              Shares              Share            Average             Average
                                                                                   Price per           Remaining
                                                                                   Share               Life
                                                                                                       -Years

          Outstanding as of
          August 31, 1997                     200,006           $0.45-1.36            $ .84            2.44

          Granted                              900,000           $1.75-4.00            $2.93

          Exercised                           (31,012)           $0.45-0.91            $ .45
          Cancelled                                  -                    -                -
                                              -------
          Outstanding as of
           August 31, 1998                  1,068,994            $0.45-4.00            $2.62           4.22
                                            ---------


          Granted                             863,365           $1.00-3.00            $1.51

          Exercised                                 -                    -                -
          Cancelled                                 -                    -                -
                                              -------
          Outstanding as of
           August 31, 1999                  1,932,359           $0.45-4.00            $2.18            4.48
                                            =========


          Exercisable as of
           August 31, 1998                  1,068,994                                 $2.62            4.22
                                            =========

          Exercisable as of
           August 31, 1999                  1,932,359                                  $2.18           4.48
                                            =========

      In Fiscal 1999, the Company recognized expense related to the granting of stock options and warrants to non-employees and non-directors. These options and warrants were granted in lieu of cash compensation for services performed. These options and warrants were valued using a Black-Scholes pricing model. The amount of the expense was $130,312.

NOTE 10.  EMPLOYMENT AGREEMENTS

      The Company has employment agreements with two employees. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $185,000. The following amounts apply to each of the fiscal years ending August 31, as follows: 2000-$147,292, 2001-$37,500. These agreements shall be automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreements also contain severance provisions ranging from six months and up to three years in case of early termination without cause.

NOTE 11.  RELATED PARTY TRANSACTIONS

      During the fiscal year ended August 31, 1998, various related parties advanced the Company funds to meet cash flow needs. These advances ranged in term from one month to two years and bore interest rates ranging from 10% - 12%. Total funds advanced totaled $265,100, of which $210,100 was outstanding as of August 31, 1998. In fiscal 1999, an additional $60,000 net, was paid off, leaving a balance due of $150,000 as of August 31, 1999. This amount is entirely due to a trust controlled by the Chairman and CEO of the Company, bears interest at 12% per annum, and is due June 30, 2001.

      A company controlled by a former officer and director served as the primary contractor for the leasehold improvements on the new office space located in Elgin, Illinois. Materials and labor for services totaled approximately $31,000 of which $4,320 was paid by issuance of 2,470 shares of the Company's Common Stock and the remainder in cash.

NOTE 12.  SIGNIFICANT CUSTOMERS AND VENDORS

      One multi - divisional customer in the telecommunications industry accounted for approximately 87% and 28% of sales in the years ended August 31, 1999 and 1998, respectively. Receivables from this customer represented approximately 94% and 4% of total receivables at August 31, 1999 and 1998, respectively.

      The Company is highly reliant on one vendor who performs the bulk of the work related to database processing activities the Company performs for its clients. While the Company does intend to develop the capabilities internally to offset some of the dependence on this vendor, there will be significant need for the services of this vendor going forward. This vendor represented approximately 61% and 29% of cost of service revenues for fiscal 1999 and 1998 respectively.

NOTE 13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid during the year for interest was approximately $72,400 and $42,300 for the years ended August 31, 1999 and 1998, respectively.

     During fiscal year 1999, the Company disposed of all the assets of WG Controls, Primus Marketing Associates, and ORAYCOM. The following summarizes the financial implications in 1999 of the subsidiaries disposed of:



                                             ORAYCOM           WG              Primus            Total

     Stock redeemed                         $  120,000                -       $  40,179          $160,179
     Cash(paid)received                          (922)         $ 100,000               -            99,078
     Note receivable                                 -           175,000          12,500           187,500
     Debt assumed                                    -           195,764               -           195,764
     Net assets
       disposed of                            (55,577)         (249,120)       (187,192)         (491,889)
     Goodwill written off                            -         (623,556)       (176,436)         (799,992)
                                            ----------         ---------       ---------        ----------
     Gain (loss) on
        disposal                            $   63,501        $(401,912)      $(310,949)        $(649,360)
                                             =========         =========       =========         =========
           Additional amortization of non
              compete agreements                                                                  (25,834)

           Net loss on disposal of sales rep companies                                          $(675,194)
                                                                                                 =========

      Additionally, goodwill was written off related to ORAYCOM in fiscal 1998 of $428,054 as it was deemed to have been permanently impaired as of that date.

      In February, 1999, the Company agreed to purchase intellectual property, including the initial framework of what has become the Datagration e-Business Suite, from Bradas for 60,000 shares of common stock, 45,000 of which have been issued valued at approximately $49,000, and 15,000 shares of common stock and 400,000 stock warrants that will be issued based on the attainment of certain predefined milestones. Additionally, the Company agreed to assume approximately $32,000 of debt incurred by Bradas' founder in the initial stages of creating this tool. The Company agreed to fund the completion of the product including providing necessary funding for both equipment and personnel to complete the product and maintain and upgrade it. The Company has accrued expenses related to the issuance of stock that has been earned of approximately $82,000 and has an offsetting intangible asset on its records as of August 31, 1999.

      During fiscal 1999 the Company retired a note payable to a former employee of the Company in the amount of $30,100 by issuing 15,050 shares of its common stock.

      During fiscal 1998, the Company purchased all of the capital stock of WG Controls, Inc., and Primus Marketing Associates, Inc. for $896,628 and $321,429, respectively. Additionally, 37,500 shares of Common Stock were issued as a result of additional earn-out related to a previous purchase.

      In conjunction with the acquisitions, liabilities assumed were as follows:

      Fair Value of assets acquired              $ 1,550,866
      Cash paid for acquisitions                   (216,548)
      Notes payable issued                         (234,960)
      Value of stock issued                        (983,097)
                                                   ---------

          Liabilities assumed                    $   116,261
                                                  ==========

NOTE 14. COSTS IN EXCESS OF ASSETS ACQUIRED

      Due to the increasing uncertainty of realization of the goodwill on the Company's books related to the acquisition of Impulse, the Company, deeming the value of the asset permanently impaired in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets", took a non-recurring charge of $1,092,894 as of August 31, 1998 to write off the remaining balance of goodwill related to Impulse. This decision has been made due to recurring losses from operations resulting in the refocusing on the direction of the Impulse unit, significantly different than the focus at the time of acquisition and significant turnover of key employees.

      Additionally, as of August 31, 1998, the Company wrote off the goodwill related to ORAYCOM, amounting to $428,054, as it also was deemed to have been permanently impaired due to the recurring losses sustained by ORAYCOM and the subsequent loss of a major customer representing nearly 40% of ORAYCOM revenues. The goodwill related to the other manufacturers' representative companies was fully amortized in Fiscal 1999 as a result of the disposition of each of these subsidiaries. The goodwill related to these entities amortized in the current year amounted to $868,881 and was included in the loss from discontinued operations.

NOTE 15.  DISCONTINUED OPERATIONS

      In fiscal 1999, the Company discontinued its operations of manufacturers' representative companies due to underperformance and a shift in the Company's strategy. The following table sets forth the results of operations from these subsidiaries in fiscal 1999 and 1998.

                                      1999                   1998
                                      ----                   ----

  Sales                          $ 2,346,053             $ 2,020,988
  Cost of sales                    1,723,867               1,795,924
                                   ---------               ---------
           Gross margin              622,186                 225,064
  General and administrative
           expenses                  551,829               1,187,250
                                     -------               ---------

  Income (loss) from
           Operations                 70,357               (962,186)

  Loss on disposal                 (675,194)                       -
                                    --------              ----------

  Net Loss on discontinued
           operations              (604,837)               (962,186)
                                   =========               =========


The increase in gross margin percentage in 1999 is due to the Company closing the operations of Oraycom and Advantage Technologies in the first quarter of 1999. These firms historically operated at negative gross margin.

General and Administrative expenses decreased primarily because of non-recurring amortization of goodwill related to Oraycom that was written off in Fiscal 1998 and fewer months of Rep firm operations in 1999. (See "Description of Business - History)

NOTE 16.  SUBSEQUENT EVENTS

      In November, 1999, the Company decided to move its corporate administrative functions to its office in Lake Mary, Florida and concentrate its resources on the needs of the Company's software development center in Chantilly, Virginia. As a result, the Company is currently in negotiations with the landlord of its Elgin, IL facility to vacate the space. The Company has analyzed the future usefulness of all assets and has taken a charge of $72,300 as of August 31, 1999 for leasehold improvements and equipment that will not be utilized after the closing of the Elgin location. Based on the progress of the negotiations as of the date of this report, Management does not foresee encountering any material costs related to terminating the lease and thus no provision has been made for such costs. Total remaining future commitments related to this lease were approximately $775,000 as of August 31, 1999.

      Staff reductions as a result of this decision will be accomplished through attrition and the Company will not generate any additional costs necessitating accruals to complete this shutdown procedure.

      The Company does not anticipate any additional material costs related to closing the Elgin office.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's accountants on accounting or financial disclosure during the past two fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

      As of August 31, 1999, the executive officers and directors of the Company were as follows:

             NAME                                    AGE          POSITION
             ----                                    ---          --------
      Ronald L. Weindruch....................        52           President,
                                                                  C.E.O.and
                                                                  Chairman
      William N. Kashul, Sr...................       66           Director
      Stewart B. Harris.......................       58           Director
      Kenneth Horn............................       59           Director
      Peter B. Atwal..........................       43           Director
      James L. McGovern.......................       57           Director
      John D. Foster..........................       56           Director

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

    None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, except for John Foster who is a Director of Aerial Communications, Inc., nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

    The business experience of each of the persons listed above during the past five years is as follows:

     RONALD L. WEINDRUCH has been the President, Chairman and Chief Executive

     Officer of Paladyne as well as the founder of Access, in 1994. Mr. Weindruch was the Chairman of the Sanford Airport Authority in Sanford, Florida from 1993 to 1996. Prior thereto, he held a variety of senior management positions with Siemens, including senior vice-president of operations at Siemens Stromberg-Carlson. Prior to beginning with Siemens in 1984, Mr. Weindruch served as director of marketing for the Nortel (formerly Northern Telecom) DMS 100 switching system and was also group director of business development for Nortel's digital switching group. Mr. Weindruch holds an M.B.A. degree from George Washington University and a B.S. degree from the University of Illinois.

     JOHN D. FOSTER is President of Vedra International Associates, Inc., which he founded in 1996. Mr. Foster retired from AT&T where he was a Corporate Officer. He served as Vice President - Marketing and Sales, Southeast Region, President and CEO of AT&T American Transtech, and as President and Managing Director of AT&T Communications Services Group - Europe. Mr. Foster is also a board member of Aerial Communications. He hold a B.S. degree from Purdue University and a Masters from the University of Illinois.

     WILLIAM N. KASHUL, SR. is Vice - President of Sales of Home Wireless Networks. Prior to that, Mr. Kashul was a regional vice president of Strategic Account Development, North America, for Northern Telecom, Inc. Mr. Kashul began his telecommunications career in the U.S. Army in 1953. He joined BTE Automated Electric as an engineer in 1956 and went to ITT Kellogg as a project engineer in 1959. He joined Stromberg-Carlson as a senior sales engineer in 1967 before going to Northern Telecom in 1972. Mr. Kashul is a member of the International Engineering Consortium's Executive Advisory Council and holds an M.B.A. from the University of Chicago.

     PETER B. ATWAL has over twenty-two years experience in the telecommunications and data communications industry and has worked in research and development, switching systems and operations support systems. Currently Mr. Atwal is the Vice President of Business Development for Milcomm Communications. Prior to his current position, Mr. Atwal was Chief Technology Officer for ISR Global Telecom, a network management provider. Mr. Atwal previously worked as a research and development manager for Siemens, from 1985 - 1991, and as a consultant for Logica, Inc., from 1977 to 1985. Mr. Atwal holds a BSC degree in computer science from London University.

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

     STEWART B. HARRIS is Executive Vice President of Carlson Marketing Group. Mr. Harris founded and was President and Chief Executive Officer of S&H Citadel, an incentive marketing company, and its predecessors from 1982 until February 1998 when it was acquired by Carlson Marketing. During his career, Mr. Harris also held various sales, marketing, and executive positions with IBM Corporation, HERS Apparel Industries, and MDB Holding.

     KENNETH W. HORN is Managing Director of KNH Associates. He recently retired as a Corporate Officer of Nortel Networks where he served a Vice Presidents, Independents. Mr. Horn is widely credited with establishing Nortel's industry leading position with the Independent Telecommunication companies and the Competitive Local Exchange Carriers by generating many billions in sales. Prior to joining Nortel, Mr. Horn was employed by Huyck Corporation where he held various positions including Vice President and General Manager of its largest division. Mr. Horn holds a B.S. degree from Villanova University and a M.B.A. from Iona University.

ITEM 10.  EXECUTIVE COMPENSATION

      Compensation

      The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 1997, 1998 and 1999 to the Company's Chief Executive Officer and Executive Vice President. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.


      Summary Compensation Table                                               ALL           STOCK
                                                                               OTHER         WRNTS &
      NAME AND PRINCIPAL                                                       COMPEN        OPTNS
      POSITION                            YEAR      SALARY       BONUS         SATION(A)     ISSUED(B)
                                          ----      ------       -----         ------        ---------
      Ronald L. Weindruch,                1997     $108,000      $  -0-        $126,000             -
      President, C.E.O.                   1998     $122,292      $3,000        $ 81,700       67,500
                                          1999     $137,500      $  -0-        $ 36,034      208,784

      (a)All other compensation includes consulting and commission income.

      (b) Of the total options and warrants outstanding to Mr. Weindruch, 64,790 were exercisable at August 31, 1999 and 185,000 were unexercisable. The value of unexercised in the money options and warrants was $0 for exercisable and approximately $7,000 for unexercisable. In addition to cash compensation, the individual named above participates in the Company's stock option plan. The following table details options granted in fiscal year 1999:

                                                % of
                                                total
                               # of shares     options
                               underlying      granted    Exer.      Exp.
      Name                     options        in FY 99    Price      Date
      -------------------     -------         --------    -----      ----
      Ronald L. Weindruch     150,000          9.3%       $.74   4/13/04
      Ronald L. Weindruch      25,000         1.6%         .42   6/14/03

      No stock options held by this individual were exercised in the current fiscal year whether the options were issued in the current year or in years prior.

      In fiscal 1999, Mr. Weindruch was granted warrants by the Board of Directors to purchase 33,784 shares of the Company's Common Stock at $0.74. These warrants have a life of five years. These were granted as compensation for Mr. Weindruch's personal guaranty of the Company's line of credit.

      Employee Stock Option Plan

      The Company's 1999 Stock Option Plan (the "Plan"), replaced the 1996 Stock Option Plan, as amended, which was adopted in 1996 and amended in October, 1997 to increase the number of issuable shares under the Plan and to clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

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

      A maximum of 2,500,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of December 10, 1999 there were 2,214,515 options issued and outstanding under the Plan of which 751,022 options are exercisable at an option price per share ranging from $0.38 to $3.36 per share and with expiration dates from November, 1999 through October, 2003.

      In addition to options granted under the Plan, the Company has also issued nonqualified stock options outside the Plan. In July 1996, nonqualified options to purchase 33,018 shares of the Company's Common Stock at an option price of $0.9086 per share were granted to the outside members of the Board of Directors for their services. In October 1996, one of the outside directors was granted nonqualified options to purchase 55,030 shares of the Company's Common Stock at an option price of $0.0909 per share for his services in identifying the Impulse acquisition. In May, 1998 nonqualified options to purchase 712,500 shares of the Company's Common Stock at option prices ranging from $2.55 - $2.81 share were issued to the members of the Board of Directors for their services, with outside Directors being issued 150,000 shares each and inside Directors being issued 37,500 shares each. These shares were subsequently recalled and replacement options were issued.

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

      Employment Agreements

      The Company has employment agreements with two employees. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $185,000. The following amounts apply to each of the fiscal years ending August 31, as follows: 2000-$147,292, 2000-$37,500. These agreements shall be automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreements also contain severance provisions ranging from six months and up to three years in case of early termination without cause.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, to the best of the Company's knowledge, as of December 10, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.
                                                                     PERCENT
      NAME AND ADDRESS                 AMOUNT AND NATURE OF             OF
      OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)       CLASS(2)
      Ronald L. Weindruch *            2,045,005(3)                  26.77%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746

      Kenneth H. Horn                    174,918(4)                   2.34%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746

      William N. Kashul, Sr. *           223,128(5)                   2.99%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746

      Peter B. Atwal *                    43,334(6)                   0.59%
      610 Crescent Executive Court

      Suite 124
      Lake Mary, FL 32746

      James L. McGovern  *               207,721(7)                  2.78%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746

      John D. Foster  *                  185,849(8)                   2.49%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746

      Stewart B. Harris*                 125,000(9)                   1.68%
      610 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746


      All directors and
      executive officers as a          3,004,955(9)                  36.60%
      group (7 persons in group)

      Webbmont Holdings                 911,567(10)                  11.61%
      615 Crescent Executive Court
      Suite 124
      Lake Mary, FL 32746


      *     Director and/or executive officer

      Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

         (1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants held by the Company's directors and executive officers at exercise prices ranging from $0.38 to $3.70 per share which are exercisable within sixty days.

         (2) Based upon 7,356,229 shares of Common Stock outstanding on December 10, 1999. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 10, 1999 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

         (3) Includes 100,000 shares of stock held in the names of Mr. Weindruch's children, and 1,500,000 held in a trust for which Mr. Weindruch acts as trustee. Includes 283,124 shares which may be acquired by Mr. Weindruch pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.42 to $3.70 per share.

         (4) Includes 50,000 shares held by a corporation controlled by Mr. Horn. Includes 114,918 shares which may be acquired by Mr. Horn pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $1.00 per share.

         (5) Includes 110,834 shares which may be acquired by Mr. Kashul pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $3.36 per share.

         (6) Includes 43,334 shares which may be acquired by Mr. Atwal pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $3.36 per share.

         (7) Includes 9,906 shares held in the names of Mr. McGovern's children. Also includes 117,917 shares which may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $1.00 per share.

         (8) Includes 108,334 shares which may be acquired by Mr. Foster pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.67 to $1.00 per share.

         (9) Includes 75,000 shares which may be acquired by Mr. Harris pursuant to the exercise of stock purchase warrants exercisable within sixty days at an exercise price of $1.00 per share.

         (10) Includes 496,429 shares which may be acquired by Webbmont Holdings pursuant to the exercise of stock purchase warrants exercisable within sixty days at the exercise prices from $1.00 to $3.00 per share.

      Richard E. Hanik, formerly the Secretary and Chief Financial Officer of the Company is not included above as he is no longer an officer of the Company as of the date of this filing, although he was as of fiscal year end 1998.

      William E. Morris, formerly the Secretary and Controller of the Company is not included above as he is no longer an officer of the Company as of the date of this filing, although he was as of fiscal year end 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

      During the fiscal year ended August 31, 1998, various related parties advanced the Company funds to meet cash flow needs. These advances ranged in term from one month to two years and bore interest rates ranging from 10% - 12%. Total funds advanced totaled $265,100, of which $210,100 was outstanding as of August 31, 1998. In fiscal 1999, an additional $60,000 net, was paid off, leaving a balance due of $150,000 as of August 31, 1999. This amount is entirely due to a trust controlled by the Chairman and CEO of the Company, bears interest at 12% per annum, and is due June 30, 2001.

PART IV

     NEED TO REVIEW WHAT EXHIBITS TO INCLUDE HERE WITH BRUCE. PROBABLY REVIEW ALL FILINGS FOR YEAR AND LIST ALL EXHIBITS FILED WITH THEM HERE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KSB

(A) EXHIBITS

Exhibit No.                     Exhibit Name
----------                      ------------

2.1    Merger Agreement and Plan of  Reorganization  previously filed as
       Exhibit 2.1 to Form 10-SB/A
       dated December 31, 1997

3.1 Certificate of Incorporation previously filed as Exhibit 3.1 to Form 8-K for an event of March 5, 1999

3.2 By-Laws of Registrant previously filed as Exhibit 3.2 to Form 8-K for an event of March 5, 1999

3.3 Articles of Merger of Synaptx Worldwide Inc. ("Synaptx") into the Company, as filed with the State of Utah, previously filed as Exhibit
       3.3 to Form 8-K for an event of March 5, 1999

3.4 Certificate of Merger of Synaptx into the Company, as filed with the State of Delaware, previously filed as Exhibit 3.4 to Form 8-K for an event of March 5, 1999

3.5 Agreement and Plan of Merger between Synaptx and the Company, previously filed as Exhibit 3.5 to Form 8-K for an event of March 5, 1999

4.1 1999 Stock Option Plan, previously filed as Exhibit 10.2 to Form 8-K for an event of March 5, 1999

9.1 Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

9.2 Certificate of Series A Cumulative Convertible Preferred Stock Certificate, previously filed as Exhibit 10 to Form 10-KSB for fiscal year ended August 31, 1998

10.1 Lease Agreement on registrant's previous principal place of business previously filed as Exhibit 10.1 to Form 10-SB/A dated December 31, 1997

10.2   Purchase Agreement of Synaptx Access, Inc. f.k.a.
       North American Telco/Cable Representatives, Inc. previously filed as
       Exhibit 10.2 to Form 10-SB/A dated December 31, 1997

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

10.5   Employment Agreement for Ronald L. Weindruch previously filed as
       Exhibit  10.5 to Form 10-SB/A dated December 31, 1997

10.6 Employment Agreement for D. Mike Maxwell previously filed as Exhibit 10.6 to Form 10-SB/A dated December 31, 1997

10.7   New Lease Agreement on Principal Place of Business, previously filed as
       Exhibit 10.7 to Form 10-KSB for fiscal year ended August 31, 1998

10.8 Agreement and Plan of Merger for WG Controls, Inc. between Synaptx Worldwide, Inc. and the WG Controls, Inc.shareholders as follows:
       James M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon previously filed as Exhibit 10.1 to Form 8-K dated March 23, 1998

10.9 Employment Agreement, dated January 1, 1998, between WG Controls, Inc. and James M. Gleason previously filed as Exhibit 10.2 to Form 8-K dated March 23, 1998

10.10 Agreement and Plan of Stock for Stock Exchange, dated June 1, 1998 between Synaptx Worldwide, Inc. (the "Company") and John Primus and Jannine Primus previously filed as Exhibit 10.1 to Form 8-K dated August 14, 1998

10.11 Employment Agreement, dated June 1, 1998, between Primus Marketing Associates, Inc. and John E.Primus previously filed as Exhibit 10.2 to Form 8-K dated August 14, 1998

10.12 Non-compete Agreement, dated June 1, 1998, between the Company and John E. Primus previously filed as Exhibit 10.3 to Form 8-K dated August 14, 1998

10.13   Non-compete Agreement, dated June 1, 1998, between the
        Company and Jannine E. Primus previously filed as Exhibit
        10.4 to Form 8-K dated August 14, 1998

10.14 Letter Agreement to Sell 100% of ORAYCOM stock to O. Ray Strickland and O.Ray Strickland IRA ("Strickland Group") previously filed as
        Exhibit 10.14 to Form 10-KSB for fiscal year ended August 31, 1998

10.15 Acquisition or Disposition of Assets for sale of WG Controls, Inc. to WG Technologies, filed as Exhibit to Form 10-QSB for fiscal quarters ended May 31, 1999

27      Financial Data Schedule

(b)    Reports on Form 8-K
                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                            PALADYNE CORP.
                                            (Registrant)



                                      By:  /s/  Ronald L. Weindruch
                                         --------------------------------
Date: December 27, 1999                    RONALD L. WEINDRUCH
                                           CEO, President, Chairman Principal
                                           Financial Office

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Position                   Date
----                             --------                   ----

                              CEO, President
                              Chairman & Principal
/s/ Ronald L. Weindruch       Financial Officer        December 27, 1999
-----------------------       ----------------------   -----------------
Ronald L. Weindruch


/s/ William N. Kashul, Sr.    Director                 December 27, 1999
-----------------------       ---------------------   ------------------
William N. Kashul, Sr.



                              Director
-----------------------       ---------------------   ------------------
Kenneth Horn


/s/ John D. Foster            Director                 December 27, 1999
-----------------------       ---------------------   ------------------
John D. Foster


/s/ Peter B. Atwal            Director                 December 27, 1999
-----------------------       ---------------------   ------------------
Peter B. Atwal


                              Director
-----------------------       ---------------------   ------------------
James L. McGovern


/s/ Stewart Harris            Director                 December 27, 1999
-----------------------       ---------------------   ------------------
Stewart Harris