Form 10QSB
period 1999-11-30
PALADYNE CORP
filed 2000-01-18
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

               [x] QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 1999

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANCE ACT OF 1934

        For the transition period from               to
                                       -------------    ----------------

                         Commission File Number 0-22969
                                 Paladyne Corp.
                 (Name of Small Business Issurer in its charter)

                 Delaware                           59-3562953
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)


                                 Paladyne Corp.
          610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746
                    (Address of Principal Executive Offices)

                                  (407)333-2488
                           (Issuer's Telephone Number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Checked whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                  No
                             -----                    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding as of
                                                   December 31, 1999
Common Stock, $.001 PAR VALUE                         7,401,229

Transitional Small Business
Disclosure Format (check one):                  Yes            No X
                                                    ---          ---

                                TABLE OF CONTENTS

                                                                        Page

         PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                      3

         Condensed Consolidated Balance Sheet - November 30, 1999         4

         Condensed Consolidated Statements of Operations -
         three months ended November 30, 1999 and 1998                    5

         Condensed Consolidated Statements of Cash Flows -
         three months ended November 30, 1999 and 1998                    6

         Notes to Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis
         and Results of Operations                                        9


         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2   Changes in Securities and Use of Proceeds                       13

Item 6.  Exhibits and Reports                                            15

         SIGNATURES                                                      14

PART I.

ITEM 1.           FINANCIAL STATEMENTS

         The following unaudited Condensed Consolidated Financial Statements for the three month period ended November 30, 1999 and 1998 have been prepared by Paladyne Corp., a Delaware Corp.. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corp., merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide Inc., for all periods through the date of the migratory merger, and of Paladyne Corp. since that date. November 30, 1999 financial data is for Paladyne Corp.

PALADNYE CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 1999 AND 1998


                                              NOV. 30, 1999      NOV. 30, 1998
                                               (UNAUDITED)        (UNAUDITED)
                                              ---------------   ---------------
ASSETS
Current Assets:
    Cash                                               89,042            72,118
    Accounts Receivable (net of
      allowance for doubtful accounts
      of $9,263 and $37,736)                          626,755         1,423,095
    Prepaid expenses and deposits                         813            37,520
                                              ---------------   ---------------
           Total Current Assets                       715,620         1,532,733

Property and equipment                                447,089           469,974
Less accumulated depreciation                        (309,195)         (190,541)
                                              ---------------   ---------------
     Net Property and Equipment                       137,894           279,433

Costs in excess of net assets acquired                     --           850,804

Other Assets                                           46,919            69,836
                                              ---------------   ---------------
Total Assets                                          900,433         2,732,806


LIABILITIES AND STOCKHOLDERS' EQUIT
Current Liabilities:
    Accounts Payable                                  342,765           567,128
    Accrued expenses and taxes                        230,428           679,599
    Notes payable                                     251,420           269,741
    Current portion of long-term debt                     ---           147,609
    Deferred revenue                                  144,899            85,842
                                              ---------------   ---------------
           Total Current Liabilities                  969,512         1,749,919

Long-term debt, net of current portion                150,000           320,901

Stockholders' (deficit) equity
    Cumulative, convertible preferred stock;
    $.001 par value; 10,000,000 shares
    authorized, 137,143 issued and outstanding            137               137
    Common stock; $.001 par value; 25,000,000
    Shares authorized, 7,401,229 and
    6,477,199 issued and outstanding                    7,401             6,599
    Additional paid in capital                      5,020,313         4,548,869
    Deficit                                        (5,246,930)       (3,893,619)
                                              ---------------   ---------------
    Total stockholders' (deficit) equity             (219,079)          661,986
                                              ---------------   ---------------

Total liabilities and stockholders' equity            900,433         2,732,806

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPEERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998





                                                   1999             1998
                                               (UNAUDITED)       (UNAUDITED)
                                            ------------------  ---------------
Total Revenues                                    978,206             2,050,425

Cost of sales and revenues                        757,960             1,531,876
                                            -------------       ---------------
Gross Profit                                      220,246               518,549

Selling, general and administrative expenses      246,601               528,708
Depreciation and amortization                      10,260                 46,572
                                            -------------       ---------------

Loss From Operation                               (36,615)              (56,731)

Other (income) expense:
         Interest expense                           6,219                12,086
                                            -------------       ---------------

Net loss from Operations                          (42,835)              (68,817)

Cumulative convertible preferred stock
dividend requirement                               10,200                10,200
                                            -------------       ---------------

Net loss applicable to common stockholders        (52,634)              (79,017)
                                            -------------       ---------------
                                            -------------       ---------------

Weighted average shares outstanding             7,378,729             6,446,476
                                            -------------       ---------------
                                            -------------       ---------------

Basic and diluted net loss per share        $        (.01)        $        (.01)

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998


                                                     1999            1998
                                                  (UNAUDITED)     (UNAUDITED)

Cash flows from operating activities                 (146,274)     (244,533)

Cash flows from investing activities

     Additions to property, plant & equipment          (9,509)       (7,428)
     Reductions in (additions to) other assets         (1,250)        5,003
                                               --------------    ----------
Net cash used in investing activities                 (10,759)       (2,245)

Cash flows from financing activities

     Reductions in bank lines of credit                (7,820)      (33,676)
     Reductions in long-term debt                          --       (10,601)
     Reductions in short-term debt                         --       (27,912)
     Issuance of common stock                         253,895       264,553
                                               --------------    ----------
Cash provided by (used in) financing activities       246,075       192,364

Net (decrease) increase in cash                        89,042       (54,414)

Cash at beginning of period                                --       126,532
                                               --------------   -----------

Cash at end of period                                  89,042       72,118
                                               --------------   -----------
                                               --------------   -----------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL SATATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for this interim period. The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Basic and diluted earnings per share are the same due to the anti-dilutive nature of the options.

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

These financial statements should be read in conjunction with the financial statements included in the Company `s Form 10-KSB for the fiscal year ended August 31, 1999, as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverablilty and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company recognizes revenue as it is earned, not necessarily when it is billed or collected. The contractual relationship with its clients dictates the recognition of revenue by the Company. The Company classifies any revenue billed but not yet earned as deferred revenue on its balance sheet. As of November 30, 1999, the Company has a small balance as a result of small pre-billings to a client for amounts to be earned over an extended period of time.

During Fiscal Year 1999, the Company changes its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis.

In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. The Company has either closed or sold the five firms of this type and disclosed losses from disposal of these operations in the August 31, 1999 10-KSB. In addition, the Company acquired Bradas in February, 1999 as part of its strategic plan to enter into the above mentioned markets.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company. The Company has no active subsidiaries as of September 1, 1999.


NOTE 3.  PRIVATE PLACEMENTS

On August 19, 1999 the Board of Directors authorized a private placement of up to $400,000 priced at $0.50 per unit, with a unit consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $1.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $2.00 per share for sixty consecutive trading days when 25,000 shares trade. The period of this offering extended through September 30, 1999. This offering resulted in proceeds of $125,000, for which 250,000 units were issued, through August 31, 1999, and an additional $287,000 and 574,000 units subsequent to year-end 1999, for a total of $412,000 and 824,000 units being issued in total. Of the $412,000 raised, $187,000 was invested by Management and Directors of the Company.



NOTE 4.  DISCONTINUED OPERATONS

After evaluating the Company's sales representative subsidiaries and their relation to the overall strategic direction of the Company, given the change to a customer relationship management, database driven strategy, the Board of Directors made the decision to discontinue the sales representative line of business in the third quarter of fiscal 1999. Prior to this decision in the third quarter of fiscal 1999, the Company had already disposed of two divisions that were under performing. The disposition of discontinued operations which were written off if fiscal 1999 are discussed and the financial impact are shown in the Company's August 31, 1999 year-end 10-KSB.


NOTE 5.  DEFERRED REVENUE

The Company recognizes revenue as it is earned. The earning of revenue may trail the billing based on contractual relationships with clients. As of November 30, 1999 the Company has approximately $144,899 in deferred revenue primarily due to two projects that have provided for significant pre-billings for work to be done in the future. The work to be completed is all short term in nature.


NOTE 6.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was approximately $6,219 for the three-month period ended November 30, 1999 consistent with the level of debt of the Company. For the three months ended November 30, 1999, the Company recognized depreciation and amortization of $10,260.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Paladyne Corp. (the "Company") provides software products and ancillary services that enable companies to quickly build databases with high data integrity, thus cutting long implementation times and eliminating the risk of building the database with poor quality data. Paladyne data quality solutions and services support desktop marketers and developers of data warehouses and data marts. Paladyne software is based on an open, multi-tiered, cross-platform architecture. The Company intends to build its business through internal growth as well as seek acquisitions of existing companies. The Company has no agreements or understandings regarding possible future acquisitions. The Company's fiscal year ends August 31.


The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

During Fiscal Year 1999, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis.


In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. The Company has either closed or sold the five firms of this type and disclosed losses from disposal of these operations in the August 31, 1999 10-KSB. In addition, the Company acquired Bradas in February, 1999 as part of its strategic plan to enter into the above mentioned markets.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three months ended November 30, 1999 and 1998, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.




                                                       Three Months Ended
                                                            November 30
                                                      1999             1998
                                                     -------------------------
                                                             (UNAUDITED)

Net sales and revenues ---------------------------       100%           100%

Cost of sales ------------------------------------        77%            75%
                                                      -------       --------
Gross Profit (loss) ------------------------------        23%            25%

Selling, general and administrative expenses -----        26%            27%
                                                      -------       --------
Operating
(loss) income ------------------------------------        (4%)           (2%)

Interest expense ---------------------------------         1%             1%
                                                      -------        -------
Net (loss) income  -------------------------------        (5%)           (3%)







NET SALES AND REVENUES
---------------------------------------

For the period ended November 30, 1999 gross revenues decreased by $1,072,219. In 1999, the Company discontinued and sold all its business ventures except those related to software databases which is the focus of the current business structure. For the period ended November 30, 1998 these discontinued and sold business generated $818,871 in revenue leaving software and databases revenue at 818,871. For the period ended November 30, 1999, software and databases generated revenue of $978,206 representing almost a 17% increase in same product revenues for the corresponding comparative quarters.






COST OF SALES
-----------------------

Cost of sales has remained stable as a percentage of sales representing the margins that are consistent with the strategic focus of the Company. The is no logical comparison the first quarter of 1998 as the Company was engaged primarily in varied business activities that do not lend themselves to separate accounting for cost of sales.

GROSS PROFIT
--------------------

Gross profit was 23% and 25% respectively for 1999 and 1998. This decrease in gross profit was expected due to the startup nature of the software and database services where large investments are needed in manpower and equipment.







SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------------------------------------------------

Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of sales from 27% in the first quarter of 1998 to 26% in the first quarter of 1999 representing the Company's effort to streamline the operations. The Company has closed its Elgin, IL office in November 1999 and moved all administrative functions to its Lake Mary, FL Corporate Offices. Management expects this positive trend to continue.






INTEREST EXPENSE
----------------------------

The reduction is interest expense in 1999 from 1998 is can be attributed to the selling of ORAYCOM. The buyer of ORAYCOM assumed the open line of credit as part of the disposition.






NET OPERATING LOSS
--------------------------------

The Company has accumulated a significant net operating loss carry forwards as of November 30, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire at various dates through 2019. No tax benefit has been reported in the financial statements for the three months ended November 30, 1999 because there is a 50% chance or greater that the carry forward will not be utilized. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same manner.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide database and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of the operations in Chantilly, VA. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company is investigating various sources for additional financing, principally additional equity placements. There is no assurance that the Company will consummate any additional financing or that any additional financing will not be dilutive to stockholders.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at a rate of prime plus 1 1/4% and renewable six months from the date of the original agreement. The line of credit has been extended to December 31, 1999 and the Company is negotiating for an increase in this line of credit and an extension through fiscal year 2000. Management believes there a few barriers to achieving this objective. Management believes that internal cash flow, the expanded credit facility and possible private equity infusions should be adequate to meet the Company's capital needs for the next twelve months.



YEAR 2000 ISSUE
------------------------

The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the August 31, 1999 10-KSB that the Company believed that the computer systems utilized were Y2K compliant. There have been no known Y2K problems as of January 10, 2000 and management believes that none will be encountered.



INFLATION
---------------


In the opinion of management, inflation has not had a material effect on the operations of the Company.



RISK FACTORS AND CAUTIONARY STATEMENTS
---------------------------------------------------------------------


Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

The Company was granted a judgment against a customer for non-payment for services performed. The Company continues to pursue collection of the judgment. Although the Company has been granted a judgment for the amount due, the ultimate collectibility of this amount is unknown at this time, therefore the Company has fully reserved the entire amount as uncollectable at November 30, 1999. In November 1999, the Company terminated its relationship with its Vice President of Sales. Subsequent to this termination, the employee has filed a lawsuit in the Superior Court of Fulton County, in the State of Georgia, claiming additional compensation is warranted, seeking payment of $178,750. The Company does not agree with the assertion and intends to vigorously defend itself against this claim. No reserve has been accrued in these financial statements as the Company believes there is no merit to the claim.


ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) During the three months ended November 30, 1999, the Company engaged in private placements of its securities described in Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. These placements were claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4 (2) thereof.



ITEM 6.  EXHIBITS AND REPORTS

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




PALADYNE CORP.


Date:    January 14, 2000                   By /s/ Ronald L. Weindruch
                                            ---------------------------------
                                            Ronald L. Weindruch
                                            President, Chief executive Officer



Date:    January 14, 2000                   By /s/ Joseph H. Landis
                                            -------------------------------
                                            Joseph H. Landis
                                            Vice President - Controller

                                  EXHIBIT INDEX
                            ------------------------

Exhibit                    Description
----------                 ---------------

27                         Financial Data Schedule