Form 10QSB
period 2000-02-29
PALADYNE CORP
filed 2000-04-19
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]                  QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 29, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                            Outstanding as of
                                                      April 2, 2000

Common Stock, $.001 PAR VALUE                           8,192,580

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                 ---       ---

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

         PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                        3

         Condensed Consolidated Balance Sheet - February 29, 2000           4

         Condensed Consolidated Statements of Operations -
         three months ended February 29, 2000 and 1999                      5

         Condensed Consolidated Statements of Operations -
         six months ended February 29, 2000 and 1999                        6

         Condensed Consolidated Statements of Cash Flows -
         six months ended February 29, 2000 and 1999                        7

         Notes to Condensed Consolidated Financial Statements               8

Item 2.  Management's Discussion and Analysis
         and Results of Operations                                         11


         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2   Changes in Securities and Use of Proceeds                         15

Item 6.  Exhibits and Reports                                              15

         SIGNATURES                                                        16

PART I.

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three and six month periods ended February 29, 2000 and 1999 have been prepared by Paladyne Corp., a Delaware corporation. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corp., merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide Inc., for all periods through the date of the migratory merger, and of Paladyne Corp. since that date. February 29, 2000 financial data is for Paladyne Corp.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         FEB 29, 2000     AUG 31, 1999
                                                          (UNAUDITED)
                                                         ------------     ------------
ASSETS
Current Assets:
   Cash ...............................................   $   847,739    $      --
   Short Term Investments .............................       484,508           --
   Accounts Receivable (net of
      allowance for doubtful accounts
      of $12,263 and $37,736) .........................       475,039        392,933
   Prepaid expenses and deposits ......................         2,546         32,641
                                                          -----------    -----------
         Total Current Assets .........................     1,809,832        425,574

Property and equipment ................................       471,793        429,420
Less accumulated depreciation .........................      (333,675)      (301,035)
                                                          -----------    -----------
   Net Property and Equipment .........................       138,118        128,385

Costs in excess of net assets acquired ................        90,982         77,367
Capitalized Software Development Costs ................        66,207           --
Other Assets ..........................................        46,073         45,669
                                                          -----------    -----------
Total Assets ..........................................   $ 2,151,212    $   676,995
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable ...................................   $   532,065    $   330,516
   Accrued expenses and taxes .........................       153,497        278,137
   Notes Payable ......................................          --          243,600
   Deferred revenue ...................................          --           95,700
                                                          -----------    -----------
         Total Current Liabilities ....................       685,562        947,953

Note Payable to Stockholder ...........................       150,000        150,000
                                                          -----------    -----------
Total Liabilities .....................................       835,562      1,097,953

Stockholders' equity (deficit)
   Cumulative, convertible preferred stock;
       $.001 par value; 10,000,000 shares
       authorized, 137,143 issued and outstanding .....           137            137
   Common stock; $.001 par value; 25,000,000
       Shares authorized, 8,192,580 and
       6,782,229 outstanding ..........................         8,192          6,783
   Additional paid in capital .........................     6,505,428      4,766,418
   Deficit ............................................    (5,198,107)    (5,194,296)
                                                          -----------    -----------
   Total Stockholders' Equity (Deficit) ...............     1,315,650       (420,958)
                                                          -----------    -----------
   Total Liabilities and Stockholders' Equity .........   $ 2,151,212    $   676,995
                                                          ===========    ===========

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999





                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

Total Revenues ....................................  $ 1,268,755    $   618,400

Cost of revenues ..................................      460,838        457,022
                                                     -----------    -----------
Gross Profit ......................................      807,917        161,378

Selling, general and administrative expenses ......      638,680        157,192
Depreciation and amortization .....................       28,565         21,500
                                                     -----------    -----------

Income (Loss) From Operations .....................      140,672        (17,314)

Other expense:
         Interest expense .........................       13,249         14,065
                                                     -----------    -----------

Net Income (Loss) from Continuing Operations ......      127,423        (31,379)

Discontinued Operations
         Income (Loss) from operations
         of sales rep subsidiaries ................         --          (27,653)


         Gain on disposal .........................         --           63,501
                                                     -----------    -----------
         Gain from Discontinued Operations ........         --           35,848
                                                     -----------    -----------

Net Income ........................................      127,423          4,469

Preferred Stock Dividends .........................      (10,200)       (10,200)
                                                     -----------    -----------

Net Income (Loss) applicable to common stockholders  $   117,223    $    (5,731)
                                                     ===========    ===========

Weighted average shares outstanding:
         Basic                                         7,403,658      6,608,080
         Diluted                                      10,059,106      6,608,080

Net Earnings per share
         Basic                                       $       .02    $       .00
         Diluted                                     $       .01    $       .00

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------


Total Revenues ...................................   $ 2,246,961    $ 1,437,271

Cost of  Revenues ................................     1,218,798      1,065,322
                                                     -----------    -----------
Gross Profit .....................................     1,028,163        371,949

Selling, general and administrative expenses .....       885,281        367,118
Depreciation and amortization ....................        38,825         40,301
                                                     -----------    -----------

Income (Loss) from Operations ....................       104,057        (35,470)

Other expense:
         Interest expense ........................        19,468         26,150
                                                     -----------    -----------

Net Income (Loss) from Continuing Operations .....        84,589        (61,620)

Discontinued Operations
         Income (Loss) from operations
         of sales rep subsidiaries ...............          --          (66,228)


         Gain on disposal ........................          --           63,501
                                                     -----------    -----------
         Gain (Loss) from discontinued
            operations ...........................          --           (2,727)
                                                     -----------    -----------

Net Income (Loss) ................................        84,589        (64,347)

Preferred Stock Dividends ........................       (20,400)       (20,400)
                                                     -----------    -----------

Net Income (Loss) applicable to
         common stockholders......................   $    64,189    $   (84,747)
                                                     ===========    ===========

Weighted average shares outstanding
         Basic                                         7,428,587      6,516,990
         Diluted                                       9,615,589      6,516,990

 Net Earnings (Loss) per share
         Basic                                       $       .01    $     ( .01)
         Diluted                                     $       .01    $     ( .01)

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999


                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------


Net cash used in operating activities ............   $   (21,095)   $   (74,728)

Cash flows from investing activities
     Purchase of short term investments ..........      (484,508)         ---
     Additions to property, plant & equipment ....       (42,373)       (25,755)
     Reductions in (additions to) other assets ...          (404)        46,083
                                                     -----------    -----------
Net cash provided by (used in) investing
     activities ..................................      (527,285)        20,328

Cash flows from financing activities

     Repayments of bank lines of credit ..........      (243,600)      (135,499)
     Repayments of long-term debt ................           --        (116,005)
     Additions/(Reductions) in short-term debt ...           --          44,842
     Sale of common stock ........................     1,639,719        383,154
                                                     -----------    -----------
Net cash provided by financing activities ........     1,396,119        176,492

Net increase in cash .............................       847,739        122,092

Cash at beginning of period ......................          --          126,532
                                                     -----------    -----------

Cash at end of period ............................   $   847,739    $   248,624
                                                     ===========    ===========


Supplemental Cash Flow Information
         Cash paid for interest ..................   $    19,468    $    38,000
         Issuance of common stock as payment
             of debt .............................        99,400           ---
         Accrual of preferred stock dividend              88,400           ---

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

These financial statements should be read in conjunction with the financial statements included in the Company `s Form 10-KSB for the fiscal year ended August 31, 1999, and the Company's 10-QSB for the first quarter ended November 30, 1999 as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

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

NOTE 3.  CAPITAL STOCK

On August 19, 1999 the Board of Directors authorized a private placement of up to $400,000 priced at $0.50 per unit, with a unit consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $1.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $2.00 per share for sixty consecutive trading days when 25,000 shares trade. The period of this offering extended through September 30, 1999. This offering resulted in proceeds of $125,000, for which 250,000 units were issued, through August 31, 1999, and an additional $286,000 and 604,000 units subsequent to year-end 1999, for a total of $412,000 and 824,000 units being issued in total. On January 21, 2000 the Board of Directors authorized a private placement of up to 500,000 units priced at $2.375 per unit, with a unit consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $3.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $6.00 per share for 20 consecutive trading days.

The Company recorded preferred stock dividends of $88,400 during the six months ended February 29, 2000 which is included in accrued expenses as of February 29, 2000.


NOTE 4.  DISCONTINUED OPERATONS

After evaluating the Company's sales representative subsidiaries and their relation to the overall strategic direction of the Company, given the change to a customer relationship management, database driven strategy, the Board of Directors made the decision to discontinue the sales representative line of business in the third quarter of fiscal 1999. Prior to this decision in the third quarter of fiscal 1999, the Company had already disposed of two divisions that were under performing. The disposition of discontinued operations which were written off in fiscal 1999 are discussed and the financial impact are shown in the Company's August 31, 1999 year-end 10-KSB. This discontinued business and any gain (loss) on disposal is reflected as discontinued operations for the three and six months ended February 29, 2000.


NOTE 5.  EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown below. Diluted earnings per share for the three and six months ended February 28, 1999 is not presented since the effects of potential common shares is antidilutive.


                                      Weighted      Net Income        Earnings
                                      Average       Applicable to         Per
                                      Shares        Common Stock        Share
                                      ---------     -------------     -------

Six months ended February 29, 2000:
----------------------------------

Basic Earnings Per Share              7,428,587     $  64,189         $   .01

Dilutive Stock Options                  933,177

Dilutive Stock Warrants               1,253,825
                                     ----------     ---------         -------
Diluted Earnings Per Share            9,615,589     $  64,189         $   .01
                                     ==========     =========         =======

                                      Weighted      Net Income        Earnings
                                      Average       Applicable to         Per
                                      Shares        Common Stock        Share
                                      ---------     -------------     -------


Three months ended February 29, 2000:
------------------------------------

Basic Earnings Per Share              7,403,658     $ 117,223         $   .02

Dilutive Stock Options                1,066,425

Dilutive Stock Warrants               1,589,023
                                     ----------     ---------         -------
Diluted Earnings Per Share           10,059,106     $ 117,223         $   .01
                                     ==========     =========         =======



NOTE 6.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Cost incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs for the six months ended February 29, 2000 for the development of the Datagration product was $66,207 which was released in March 2000. There has been no amortization of these capitalized costs as the product was not available for market as of February 29, 2000. These capitalized software development costs will be amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realized value are expensed. No such expense has been recorded for the six months ended February 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

Paladyne Corp. (the "Company") provides software products and ancillary services that enable companies to quickly build databases with high data integrity, thus cutting long implementation times and eliminating the risk of building the database with poor quality data. Paladyne data quality solutions and services support desktop marketers and developers of data warehouses and data marts. Paladyne software is based on an open, multi-tiered, cross-platform architecture within the customer relationship management segment. The Company intends to build its business through internal growth as well as seek acquisitions of existing companies. Currently, the Company has no agreements or understandings regarding possible future acquisitions. The Company acquired Bradas in February, 1999 as part of its strategic plan to enter into this segment.

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

During Fiscal Year 1999, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis. In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. The Company has either closed or sold the five firms of this type and disclosed losses from disposal of these operations in the August 31, 1999 10-KSB. The results of operations for the three and six months ended February 29, 2000 discussed herein exclude the discontinued operations.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2000 and 1999, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.


                               Three Months Ended       Six Months Ended
                                   February 29            February 29
                                 2000       1999       2000        1999
                             --------------------      -----------------
                                   (UNAUDITED)            (UNAUDITED)

Net sales and revenues ......    100%       100%        100%       100%

Cost of sales ...............     36%        74%         54%        74%
                                 ----       ----        ----       ----
Gross Profit (loss) .........     64%        26%         46%        26%

Selling, general and admin...     53%        29%         41%        28%
                                 ----       ----        ----       ----
Operating  (loss) income ....     11%        (3%)         5%        (2%)

Interest expense ............      1%         2%          1%         2%
                                 ----       ----        ----       ----
Net income (Loss) from
   continuing operations ....     10%        (5%)         4%        (4%)



COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2000 TO SIX MONTHS ENDED
--------------------------------------------------------------------
FEBRUARY 28, 1999.
------------------

For the six month period ended February 29, 2000 gross revenues from continuing operations increased by $809,690 to $2,246,961, representing a 63% increase for the corresponding comparative six month period. The increase was attributable to an increased focus on the customer relationship management database segment and the discontinued focus of the sales representative segments which were discontinued in the third quarter of fiscal 1999.

Gross profits increased by $656,214 for the six month period from $371,949 to $1,028,163. As a percentage of sales, gross profit increased to 46% during the six month period ended February 29, 2000 compared to 26% for the same period in 1999. This increase is attributable to the higher margin obtained in the current software database projects.

During the six months ended February 29, 2000 the Company capitalized $66,207 of costs related to the development of the Datagration product which was released in March 2000. The Company plans to significantly advance development of the next version of Datagration and will continue to focus on major upgrades.

Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of sales to 41% through the first six months of 2000 from 28% for the corresponding comparative six month period. This increase is due to additional personnel hired in sales, marketing, and customer support to introduce the Datagration product in the market. The Company has closed its Elgin, IL office in November 1999 and moved all administrative functions to its Lake Mary, FL Corporate Offices which will have the effect of reducing facility costs in future reporting periods.

The reduction in interest expense for the first six months of 2000 as compared to the same period in 1999 can be attributed to a decrease in the average debt outstanding. On February 28, 2000, the Company repaid the entire line of credit of $250,000 to The Huntington National Bank thereby reducing future interest expense.

The Company has accumulated significant net operating loss carry forwards as of February 29, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire at various dates through 2019. No defined tax benefit has been reported in the financial statements for the six months ended February 29, 2000 since it is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset.


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000 TO THREE MONTHS ENDED
----------------------------------------------------------------------------
FEBRUARY 28, 1999
-----------------

Revenues for the three months ended February 29, 2000 from continuing operations increased $605,355 to $1,268,755 from the same corresponding three month period in fiscal 1999. This increase is due to increased focus on the software database products previously discussed.

Gross profits increased by $646,539 for the three month period ended
February 29, 2000 from $161,378 to $807,917. As a percentage of sales, gross profit increased to 64% during the three months ended February 29, 2000 from 26% for the same period in 1999. This increase is attributable to revenues generated by new customer orders that have greater contribution margins.

Selling, general and administrative costs have increased as percentage of revenue from 29% to 53% for the three months ended February 29, 2000 from the three months ended February 28, 1999. This increase is attributable to those costs associated with the selling and marketing expenses associated with bringing the Datagration product to the market.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide database and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of the operations in Chantilly, VA. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company believes there is sufficient cash on hand to stabilize the operation for the foreseeable future. There is no assurance that the Company will not look for any additional financing or that any additional equity infusion will not be dilutive to stockholders. Management believes that internal cash flows, its current cash position, proposed expanded credit facility and possible private equity infusions should be adequate to meet the Company's capital needs for the next twelve months.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at a rate of prime plus 1 1/4% and renewable six months from the date of the original agreement. The line of credit was extended to December 31, 1999. On February 28, 2000 the Company repaid the entire line of credit of $250,000. The Company is in negotiations to initiate a new line of credit. It is anticipated that the Company will obtain a new line of credit, for approximately $500,000, within the next two months. The interest rate and the period of repayment has not be determined as of this time.

YEAR 2000 ISSUE
---------------

The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the August 31, 1999 10-KSB that the Company believed that the computer systems utilized were Y2K compliant. There have been no known Y2K problems as of March 24, 2000 with the Company's vendors and customers and management believes that none will be encountered.


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


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

In November 1999, the Company terminated its relationship with its Vice President of Sales. Subsequent to this termination, the employee has filed a lawsuit claiming additional compensation is warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Company does not agree with the assertion and is defending itself against this claim. No reserve has been accrued in these financial statements as the Company believes there is no merit to the claim.


ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the six months ended February 29, 2000, the Company engaged in private placements of its securities described in Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. These placements were claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS

(a)    Exhibits
       Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PALADYNE CORP.


Date:  April 14, 2000                   By /s/ Ronald L. Weindruch
                                           -------------------------------------
                                           Ronald L. Weindruch
                                           President



Date:  April 14, 2000                   By /s/ Joseph H. Landis
                                           -------------------------------------
                                           Joseph H. Landis
                                           Vice President - Controller

                                  EXHIBIT INDEX
                                  -------------


Exhibit        Description
-------        -----------

27             Financial Data Schedule