Form 10QSB
period 2000-05-31
PALADYNE CORP
filed 2000-07-19
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          [X]    QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                        Outstanding as of
                                                         June 1, 2000
Common Stock, $.001 PAR VALUE                              8,453,390

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   ----

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

          PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                         3

          Condensed Consolidated Balance Sheet - May 31, 2000                 4

          Condensed Consolidated Statements of Operations -
          three months ended May 31, 2000 and 1999                            5

          Condensed Consolidated Statements of Operations -
          nine months ended May 31, 2000 and 1999                             6

          Condensed Consolidated Statements of Cash Flows -
          nine months ended May 31, 2000 and 1999                             7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis
          and Results of Operations                                          11


          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15

Item 2    Changes in Securities and Use of Proceeds                          15

Item 6.   Exhibits and Reports                                               15

          SIGNATURES                                                         16

PART I.

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three and nine months ended May 31, 2000 and 1999 have been prepared by Paladyne Corp., a Delaware corporation. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corp., merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide Inc., for all periods through the date of the migratory merger, and of Paladyne Corp. since that date.

PALADNYE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             MAY 31, 2000         AUG 31, 1999
                                             (UNAUDITED)
                                           ---------------       ---------------
ASSETS
Current Assets:
     Cash                                   $    663,986           $    ---
     Short term investments                      484,508                ---
     Accounts receivable (net of
       allowance for doubtful accounts
       of $16,763 and $37,736)                 1,266,455              392,933
     Prepaid expenses and deposits                   867               32,641
                                           ---------------       ---------------
          Total Current Assets                 2,415,816              425,574

Property and equipment                           511,061              429,420
Less accumulated depreciation                   (355,722)            (301,035)
                                           ---------------       ---------------
     Net Property and Equipment                  155,339              128,385

Costs in excess of net assets acquired            88,497               77,367
Capitalized Software Development Costs           178,268                ---
Other assets                                      52,146               45,669
                                           ---------------       ---------------
Total Assets                                $  2,890,066           $  676,995
                                           ---------------       ---------------
                                           ---------------       ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                       $    839,983           $  330,516
     Accrued expenses and taxes                  221,538              278,137
     Notes payable                                 ---                243,600
     Deferred revenue                              ---                 95,700
                                           ---------------       ---------------
          Total Current Liabilities            1,061,521              947,953

Note Payable to Stockholder                        ---                150,000
                                           ---------------       ---------------
Total Liabilities                              1,061,521            1,097,953

Stockholders' equity (deficit)
     Cumulative, convertible preferred stock;
      $.001 par value; 10,000,000 shares
      authorized, 137,143 issued and outstanding     137                 137
     Common stock; $.001 par value; 25,000,000
      shares authorized, 8,453,390 and
      6,782,229 issued and outstanding             8,453                6,782
     Additional paid in capital                6,926,967            4,766,419
     Accumulated deficit                      (5,107,012)          (5,194,296)
                                           ---------------       ---------------
     Total stockholders' equity (deficit)      1,828,545             (420,958)
                                           ---------------       ---------------
     Total liabilities and stockholders'
       equity                               $  2,890,066           $  676,995
                                           ---------------       ---------------

                                           ---------------       ---------------

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                2000                  1999
                                            (UNAUDITED)           (UNAUDITED)
                                           ---------------       ---------------
Total Revenues                                 1,581,445              775,463

Cost of Revenues                                 984,022              792,171
                                           ---------------       ---------------
Gross Profit(Loss)                               597,423              (16,708)

Selling, general and administrative expenses     553,049              352,030
Depreciation and amortization                     36,728               23,160
                                           ---------------       ---------------
Income(Loss) From Operations                       7,646             (391,898)

Other expense:
     Interest expense                              4,950               25,412
                                           ---------------       ---------------
Net Income(loss) from Continuing Operations        2,696             (417,310)

Discontinued Operations
     Loss from operations
     of sales rep subsidiaries                     ---               (829,437)

     Gain on disposal                              ---                 63,501
                                           ---------------       ---------------
     Loss from Discontinued Operations             ---               (765,936)
                                           ---------------       ---------------
Net Income(Loss)                                   2,696           (1,183,246)

Preferred Stock Dividends                       ( 10,200)            ( 10,200)
                                           ---------------       ---------------
Net loss applicable to common stockholders   $    (7,504)         $(1,193,446)
                                           ---------------       ---------------
                                           ---------------       ---------------
Weighted average shares outstanding:
     Basic                                     8,404,334            6,657,556
     Diluted                                   8,404,334            6,657,556

Loss per share
     Basic                                   $    ---             $      (.18)
     Diluted                                 $    ---             $      (.18)

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                 2000                 1999
                                             (UNAUDITED)          (UNAUDITED)
                                           ---------------       ---------------
Total Revenues                               $ 3,828,405          $ 2,860,381

Cost of Revenues                               2,202,820            2,403,955
                                           ---------------       ---------------
Gross Profit                                   1,625,585              456,426

Selling, general and administrative expenses   1,438,330              968,391
Depreciation and amortization                     75,553               67,320
                                           ---------------       ---------------
Income(Loss) From Operations                     111,702            ( 579,285)

Other expense:
     Interest expense                             24,418               49,196
                                           ---------------       ---------------
Net Income(Loss) from Continuing Operations       87,284             (628,481)

Discontinued Operations
     Loss from operations
     of sales rep subsidiaries                     ---               (682,614)

     Gain on disposal                              ---                 63,501
                                           ---------------       ---------------
     Loss from discontinued operations             ---               (619,113)
                                           ---------------       ---------------
Net Income (Loss)                                 87,284           (1,247,594)

Preferred Stock Dividends                        (30,600)            ( 30,600)
                                           ---------------       ---------------
Net Income (Loss) applicable to
  common stockholders                        $    56,684          $(1,278,194)
                                           ---------------       ---------------
                                           ---------------       ---------------
Weighted average shares outstanding
     Basic                                     7,499,172            6,526,481
     Diluted                                   9,446,679            6,526,481

 Earnings(Loss) per share
     Basic                                   $       .01          $     ( .20)
     Diluted                                 $       .01          $     ( .20)

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                  2000                  1999
                                              (UNAUDITED)          (UNAUDITED)

Net cash used in operating activities         $  (529,907)        $ ( 517,080)

Cash flows from investing activities
     Purchase of short term investments          (484,508)              ---
     Additions to property, plant & equipment     (81,641)           ( 77,635)
     Cash acquired in business acquisition
       and disposal, net                             --                99,078
     Reductions in (additions to) other assets     (6,477)             76,669
                                              -------------      --------------
Net cash provided by (used in) investing
  activities                                     (572,626)             98,112

Cash flows from financing activities

     Repayments of bank lines of credit          (243,600)           ( 41,899)
     Repayments of long-term debt                (150,000)           (115,257)
     Additions/(Reductions) in short-term debt       --                66,438
     Sale of common stock                       2,160,119             383,154
                                              -------------      --------------
Net cash provided by financing activities       1,766,519             292,436

Net increase(decrease) in cash                    663,986            (126,532)

Cash at beginning of period                          --               126,532
                                              -------------      --------------
Cash at end of period                         $   663,986         $     ---
                                              -------------      --------------
                                              -------------      --------------
Supplemental Cash Flow Information
     Cash paid for interest                   $    24,418         $    52,500
     Issuance of common stock as payment
       of debt                                     99,400               ---
     Accrual of preferred stock dividend           98,600               ---

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

These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended August 31, 1999, and the Company's Form 10-QSB for the first quarter ended November 30, 1999 and second quarter ended February 29, 2000 as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

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

The Company recognizes revenue at point at which the product is delivered to the customer, for software, and for services when theses services are performed, not necessarily when it is billed or collected. The contractual relationship with its clients dictates the recognition of revenue by the Company. The Company classifies any revenue billed but not yet earned as deferred revenue on its balance sheet.

During Fiscal Year 1999, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis. In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. The Company has either closed or sold the five firms of this type and disclosed losses from disposal of these operations in the August 31, 1999 10-KSB. In addition, the Company acquired Bradas in February, 1999 as part of its strategic plan to enter into the above mentioned markets. Bradas was a small software development company located in Virginia. Bradas was acquired as an operating division of Synaptx, which became Paladyne on April 1, 1999.

NOTE 2.   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company. The Company had no active subsidiaries since September 1, 1999.

NOTE 3.   CAPITAL STOCK

On August 19, 1999 the Board of Directors authorized a private placement of up to $400,000 priced at $0.50 per unit, with a unit consisting of one share of the Company's common stock and a callable stock warrant to purchase the Company's common stock at $1.00 per share but callable at $0.05 per share if the closing trading price of the Company's common stock closes at or above $2.00 per share for sixty consecutive trading days when 25,000 shares trade. The period of this placement extended through September 30, 1999. This offering resulted in proceeds of $125,000, for which 250,000 units were issued, through August 31, 1999, and an additional $286,000 and 604,000 units subsequent to year-end 1999, for a total of $411,000 and 854,000 units being issued in total. On January 21, 2000 the Board of Directors authorized a private placement of up to 500,000 units priced at $2.375 per unit, with a unit consisting of one share of the Company's common stock and a callable stock warrant to purchase the Company's common stock at $3.00 per share but callable at $0.05 per share if the closing trading price of the Company's common stock closes at or above $6.00 per share for 20 consecutive trading days. Total proceeds received from this placement as of May 31, 2000 were $1,697,751 net of offering expenses of $85,130. This resulted in the issuance of 751,129 shares of common stock and the same number of warrants.

The holders of the Company's preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company accrued the cumulative preferred stock dividend of $98,600 through May 31, 2000.

NOTE 4.   DISCONTINUED OPERATONS

After evaluating the Company's sales representative subsidiaries and their relation to the overall strategic direction of the Company, given the change to a customer relationship management, database driven strategy, the Board of Directors made the decision to discontinue the sales representative line of business in the third quarter of fiscal 1999. Prior to this decision in the third quarter of fiscal 1999, the Company had already disposed of two divisions that were under performing. The disposition of discontinued operations which were written off in fiscal 1999 are discussed and the financial impact are shown in the Company's August 31, 1999 year-end 10-KSB. This discontinued business and this gain on disposal is reflected as discontinued operations for the three and nine months ended May 31, 1999.

NOTE 5.   EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown below. Diluted earnings per share for the three months ended May 31, 2000 and the three and nine months ended May 31, 1999 is not presented since the effects of potential common shares is antidilutive.

                                  Weighted      Net Income             Earnings
                                  Average       Applicable to            Per
                                  Shares        Common Stockholders     Share
                                  Outstanding
                                  ------------  --------------------  ----------
Nine months ended May 31, 2000:
------------------------------
Basic Earnings Per Share           7,499,172    $      56,683         $     .01

Dilutive Stock Options               810,315

Dilutive Stock Warrants            1,137,192
                                  ------------  ---------------       ----------
Diluted Earnings Per Share         9,446,679    $      56,683           $    .01
                                  ------------  ---------------       ----------
                                  ------------  ---------------       ----------

NOTE 6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs for the nine months ended May 31, 2000 for the development of the Datagration product was $190,464 which was released in March 2000. The amortized development cost for the nine months ended May 31, 2000 was $20,866. Since the product was not available for general release to customers until February 29, 2000 there were no amortized costs for the first and second quarter of fiscal year 2000. These capitalized software development costs will be amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

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

During Fiscal Year 1999, the Company changed its strategy from one of acquiring and growing mainly distribution companies to one of building upon internal strengths and acquiring organizations focused on developing technology that enables the rapid development of high data integrity databases within the customer relationship management segment. Customer relationship management in the context of what the Company does, is broadly defined as processes that enable companies to identify, acquire, and maintain desirable customers. This shift is a result of what management feels is greater opportunity and a greater opportunity to achieve profitable operations on a long-term basis. In pursuit of this shift in strategy, the Company has discontinued its focus on manufacturer's representative firms. The Company has either closed or sold the five firms of this type and disclosed losses from disposal of these operations in the August 31, 1999 10-KSB. The results of operations for the three and nine months ended May 31, 2000 discussed herein exclude the discontinued operations.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2000 and 1999, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                              Three Months Ended           Nine Months Ended
                                    May 31                           May 31
                             2000           1999          2000          1999
                            ----------------------        ----------------------
                                  (UNAUDITED)                   (UNAUDITED)

Total revenues                100%           100%           100%           100%

Cost of revenues               62%           102%            58%            84%
                             -----          -----          -----          -----
Gross Profit (loss)            38%           (2)%            42%            16%

Operating expenses             38%            50%            40%            37%
                             -----          -----          -----          -----
Operating  (loss) income        0%           (52%)            2%           (21%)

Interest expense                0%             3%             1%             2%
                             -----          -----          -----          -----
Net income(loss) from
  continuing operations         0%           (55%)            1%           (23%)


COMPARISON OF NINE MONTHS ENDED MAY 31, 2000 TO NINE MONTHS ENDED MAY 31, 1999.
------------------------------------------------------------------------------

For the nine month period ended May 31, 2000 total revenues from continuing operations increased by $968,024 to $3,828,405, representing a 34% increase for the corresponding comparative nine month period. The increase was attributable to an increased focus on the customer relationship management database segment and the discontinued focus of the sales representative segments which were discontinued in the third quarter of fiscal 1999.

Gross profit increased by $1,169,159 for the nine month period from $456,426 to $1,625,585. As a percentage of sales, gross profit increased to 42% during the nine month period ended May 31, 2000 compared to 16% for the same period in 1999. This increase is attributable to the higher margin obtained in the current software database projects.

During the nine months ended May 31, 2000 the Company capitalized $190,464 of costs related to the development of the Datagration product which was released in March 2000. The Company plans to significantly advance development of the next version of Datagration and will continue to focus on major upgrades.

Operating expenses, including depreciation and amortization, increased slightly as a percentage of sales to 40% through the first nine months of 2000 from 37% for the corresponding comparative nine month period. This increase is due to additional personnel hired in sales, marketing, and customer support to introduce the Datagration product in the market. The Company closed its Elgin, IL office in November 1999 and moved all administrative functions to its Lake Mary, FL Corporate Offices which will have the effect of reducing facility costs in future reporting periods.

The reduction in interest expense for the first nine months of 2000 as compared to the same period in 1999 can be attributed to a decrease in the average debt outstanding. On February 28, 2000, the Company repaid the entire line of credit of $250,000 to The Huntington National Bank thereby reducing future interest expense. In April 2000, the Company repaid its outstanding obligation to a stockholder also reducing interest expense.

Accounts receivables have increased from $392,933 at August 31, 1999 to $1,266,455 at May 31, 2000. This increase is due to increased sales and the incorporation and billing to US West for a new negotiated statement of work for database services.

The Company has accumulated significant net operating loss carryforwards as of May 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire at various dates through 2019. No defined tax benefit has been reported in the financial statements for the nine months ended May 31, 2000 since it is reduced by a valuation allowance due to the uncertainty associated with the realization of the net deferred tax asset.


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000 TO THREE MONTHS ENDED
-----------------------------------------------------------------------
MAY 31, 1999
------------

Revenues for the three months ended May 31, 2000 from continuing operations increased $805,992 to $1,581,445 from the same corresponding three month period in fiscal 1999. This increase is due to increased focus on the software database products previously discussed.

Gross profits increased by $614,131 for the three month period ended May 31, 2000 from $(16,708) to $597,423. As a percentage of sales, gross profit increased to 38% during the three month period ended May 31, 2000 from (2%) for the same period in 1999. This increase is attributable to revenues generated by customer orders that have greater contribution margins. For the three months ended May 31, 2000 gross profit decreased by 4% from the nine months ended May 31, 2000. This decrease is due to higher costs of sales attributable to software services.

Operating expenses, including depreciation and amortization, have decreased as percentage of revenue from 50% to 38% for the three months ended May 31, 2000 from the three months ended May 31, 1999. This decrease is attributable to greater management focus and attention to controlling these costs.

On June 5, 2000 the Company announced a change by US West in its marketing approach for selling high-speed internet access that resulted in a termination of its agreement with the Company effective June 1, 2000. The Company had been supporting this effort as part of service provided to US West. Revenue impact for the fiscal year ended August 31, 2000 will be less than 20% of the full year value of approximately $1.2 million. This early termination of the contract will be offset by termination receipts of approximately $200,000.

Interest expense has decreased as a result of repayment of long term debt and the Company not utilizing its current line of credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide database and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of the operations in Chantilly, VA. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company believes there is sufficient cash on hand to stabilize the operation. There is no assurance that the Company will not look for any additional financing or that any additional equity infusion will not be dilutive to stockholders. Management believes that internal cash flows, current cash position, current credit facility and possible private equity infusions should be adequate to meet the Company's capital needs for the next twelve months.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at a rate of prime plus 1 1/4% and renewable six months from the date of the original agreement. The line of credit was extended to December 31, 1999. On February 28, 2000 the Company repaid the entire line of credit of $250,000. The Company negotiated a new line of credit with The Huntington National Bank in May 2000. The line of credit is for $500,000 secured by the receivables of the Company. The rate is prime plus 1 1/2 %. As of June 26, 2000, the Company has not used any proceeds from the line of credit.


YEAR 2000 ISSUE
---------------

The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the August 31, 1999 10-KSB that the Company believed that the computer systems utilized were Y2K compliant. There have been no known Y2K problems as of June 23, 2000 with and of the Company's vendors or customers and management believes that none will be encountered.


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

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

In November 1999, the Company terminated its relationship with its Vice President of Sales. Subsequent to this termination, the employee has filed a lawsuit claiming additional compensation is warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary default judgment on behalf of the plaintiff in June 2000. The Company has filed a motion to reopen this default judgment order in July 2000. The Company does not agree with the assertion and fully intends to defend itself vigorously against this claim. No reserve has been accrued in these financial statements as the Company believes there is no merit to the claim.

ITEM 3.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the nine months ended May 31, 2000, the Company engaged in private placements of its securities described in Note 3 to the Condensed Consolidated Financial Statements elsewhere in this filing. These placements were claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4 (2) thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 11, 2000, the Company held its Annual Meeting of Stockholders. The only item of business at the Meeting was the election of two Class I directors. Messrs. John D. Foster and Kenneth W. Horn were re-elected as Class I directors for a term expiring at the 2003 Annual Meeting of Stockholders.

ITEM 6.   EXHIBITS AND REPORTS

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PALADYNE CORP.


Date:  July 17, 2000                    By /s/ Ronald L. Weindruch
                                        ---------------------------------------
                                        Ronald L. Weindruch
                                        President

Date:  July 17, 2000                    By /s/ Joseph H. Landis
                                        ---------------------------------------
                                        Joseph H. Landis
                                        Vice President - Controller

                                  EXHIBIT INDEX
                                  -------------

Exhibit        Description
-------        -----------

27             Financial Data Schedule