Form 10KSB
period 2000-08-31
PALADYNE CORP
filed 2000-11-29
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

     (Mark one)
          X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
        -----  Exchange Act of 1934
               FOR THE FISCAL YEAR ENDED AUGUST 31,2000
               Transition Report Pursuant to Section 13 or 15(d) of the
        -----  Securities Exchange Act of 1934

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
Yes  X  No
    ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB. Yes     No  X
                                          ---    ---
State the issuer's revenue for its most recent fiscal year: $5,521,865
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 1, 2000: $8,459,351

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

--------------------------------------------------------------------------
                                                   Outstanding as of
                     Class                          November 1, 2000
--------------------------------------------------------------------------
    Common Stock, par value $.001 per share             8,459,351
--------------------------------------------------------------------------

          Documents Incorporated by Reference: None
Transitional Small business Disclosure Format. Yes     No  X
                                                   ---    ---

PALADYNE CORP.

FORM 10-KSB

TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

ITEM 1.   Description of Business.................................         3

ITEM 2.   Description of Property.................................        10

ITEM 3.   Legal Proceedings.......................................        10

ITEM 4.   Submission of Matters to a Vote of Security
          Holders.................................................        11

                                     PART II

ITEM 5.   Market for Common Equity and Other Shareholder
          Matters.................................................        11

ITEM 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................        13

ITEM 7.   Financial Statements. ..................................        19

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.....................        40

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act...............................        41

ITEM 10.  Executive Compensation..................................        43

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management...................................        45

ITEM 12.  Certain Relationships and Related Transactions..........        48

ITEM 13.  Exhibits and Reports on Form 8-K........................        49

Signatures  ......................................................        51

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements include statements concerning underlying assumptions and other statements which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1.

The following information relates to Paladyne Corp., a Delaware corporation. Effective March 5, 1999, Synaptx Worldwide, Inc., (the "predecessor Company") a Utah Corporation, merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide, Inc. for all periods through the date of the migratory merger, and of Paladyne Corp. since that date. There were no adjustments to the historical financial statements of Paladyne Corp. as a result of the merger.

DESCRIPTION OF BUSINESS

Paladyne Corp. (the "Company") provides seamless data integration and data quality software and services that enable its customers to carryout customer mailing, marketing and e-commerce initiatives. The Company also provides the database-related services of customer identification, customer and prospect database development and management, data integration and marketing campaign management.

Currently, the Company provides these services by engaging subcontractors to perform the bulk of the activity, but management has undertaken initiatives to build these capabilities internally via the acquisition of "Bradas", a company formed to develop database software tools. In February, 1999, the Company purchased the intellectual property of Bradas, including the initial framework of what has become the Datagration e-Business Suite, a collection of software tools that enable clients to effectively and efficiently build high data quality databases, for 60,000 shares of common stock, at a value of approximately $65,000, and 400,000 warrants (100,000 of which have been issued through August 31, 2000) that will be issued based on the delivery of intellectual property and attainment of certain predefined milestones. Additionally, the Company assumed approximately $32,000 of debt incurred by Bradas's founder. The debt was satisfied through the issuance of 8,475 shares of common stock and 37,881 common stock warrants. The Company agreed to fund the completion of the product including providing necessary funding for both equipment and personnel to finish the product and maintain and upgrade it.

The Company intends to build its business through internal growth as well as seek acquisitions and mergers, should opportunities become available, of existing companies. On October 3, 2000 the Company announced it had signed a Letter of Intent with e-commerce support centers, inc., calling for a merger with ecom to become a wholly owned subsidiary of Paladyne. The merger consideration will be Company securities, including stock options and warrants. The merger is subject to execution of a definitive merger agreement and customary closing conditions. The parties are currently engaged in the due diligence process and in negotiating the merger agreement. If and when such conditions are fulfilled, it is anticipated that the merger will close in the Company's second quarter of fiscal 2001.

HISTORY

The predecessor Company was incorporated on June 25, 1981 under the laws of the State of Utah as Calico Gold Properties, Inc. and initially engaged in the acquisition and development of mineral resource prospects. The predecessor Company engaged in limited mining operations and subsequently ceased its operations and became inactive for several years. In 1995, the predecessor Company began to actively investigate and seek mergers with or acquisitions of operating businesses. In 1996, the predecessor Company changed its name to In-Touch Interactive Multimedia, Inc. in connection with a previously planned merger that was never consummated.

On February 10, 1997, the predecessor Company entered into a merger agreement (the "Merger") with Worldwide Applied Telecom Technology, Inc., a Delaware corporation, ("WWATT"). Pursuant to the terms of the Merger, the predecessor Company effected a reverse stock split of its outstanding shares of common Stock on a one (1) share for one and three-fourths (1.75)shares basis, and exchanged 3,600,000 shares of authorized but previously unissued shares of the predecessor Company's Common Stock for all the previously issued and outstanding shares of

WWATT. An additional 790,000 shares of the predecessor Company's Common Stock were issued for services related to the Merger. As a result of the Merger, WWATT was merged with and into the predecessor Company with the predecessor Company being the surviving corporation, and the predecessor Company changed its corporate name to Synaptx Worldwide, Inc. Prior to the Merger, there was no affiliation between the Predecessor Company and WWATT, nor between the officers, directors or principal shareholders of the two respective entities. For accounting purposes, the transaction has been treated as a recapitalization of WWATT, or a reverse merger, with WWATT being treated as the acquirer. All share information herein gives effect to the 1-for-1.75 reverse stock split, unless otherwise provided.

Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah Corporation, merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. is the surviving Company.


The prior strategy was to initially build a nationwide sales force that would be in place to support the products manufactured by the companies the Company hoped to someday acquire. In support of that strategy, the Company had acquired three manufacturers' representative companies, and had opened and staffed an additional two offices, all between June 1997 and June 1998. Due to the underperformance of these companies as a whole, and the shift in business focus and strategy, all of the Company's manufacturers' representative companies were classified as discontinued operations and subsequently sold in fiscal 1999. A summary of these transactions, from a chronological standpoint is below.

     Wholly-Owned        Acquired/      Disposed/
     Subsidiaries        Opened         Closed
     ------------        ---------      ---------

     ORAYCOM             June, 1997     November, 1998
     WG Controls         January, 1998  May, 1999
     Primus Marketing    June, 1998     May, 1999

     Offices Opened
     --------------

     dba Advantage
       Technologies      October, 1997  November, 1998
     dba Patterson
       Communications    January, 1998  July, 1999

Throughout financial presentations and discussions in this document, the results of these businesses are reflected as discontinued operations. The results of these discontinued operations and the related loss on disposal are reflected in fiscal year 1999 financial statements.

The Company's principal executive offices are at 610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746 and its telephone number is (407) 333-2488.

PRODUCTS AND SERVICES:

The Company's products and services fulfill the data integration and data quality needs of clients in the Telecommunications, Direct Marketing, Internet, Cable TV and Utility industries. The Company currently offers these services via subcontractor arrangements with third party vendors. As described above, the Company is developing these capabilities internally, and began offering the internally generated product in fiscal 2000.

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

The Company will fulfill its mission by solving data integration and data quality business problems initially within the Telecommunications and Direct Marketing industries. While the Company currently does provide this, it is provided via outsource arrangements with third party vendors.

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

The Datagration e-Business Suite solves three business problems for direct marketers:

1) Management, control and linkage of data formats, business rules and data behavior. This lack of integration causes jobs to be rerun, unnecessary errors to be introduced and affects the overall time to run and quality of a database or process.

Datagration returns control over data to the user through the software's proprietary Data Discovery Manager and innovative Metadata Distributed eNterprise Architecture (DNA) Manager and enhances the results of data integration and quality initiatives.

2) Shared Knowledge. Computer programmers must rewrite code every time a new job comes in.

A Datagration process can be shared by others in the organization so additional computer programming time is not required to run the same type of process. This frees valuable human resources for more productive activities.

3) E-business applications rely on the Internet as their communications backbone.

Datagration's next generation architecture is built for today's demanding Internet e-business applications and designed to easily integrate internal or third party products.

The above are the stated future goals of the Company. The existing subsidiaries and strategic relationships are in place to pursue those goals. However, there can be no assurance that the Company will ever achieve its expressed goals.

STRATEGIC ALLIANCE

Strategic Alliance: Direct Services, Inc.

The Company has formed a strategic alliance with Direct Services, Inc. of Miramar, Florida ("DSI"). DSI is currently the key provider of database analysis services provided by the Company. The companies worked together throughout fiscal years 1999 and 2000 to provide these services. This vendor represented approximately 61% and 74% of cost of revenues for fiscal years 1999 and 2000, respectively. The Company hopes to become less dependent on this supplier as it develops its own internal capabilities and the potential merger with e-com. Should this relationship terminate, Management believes that such services can be readily obtained from other sources as well as provided internally with minimal interruption in service at a similar cost.

POTENTIAL NEW ACQUISITIONS AND PRODUCT LINES

The Company intends to investigate, should opportunities arise, strategic acquisitions or mergers that fit its long-term objectives as financing and business conditions warrant, although there can be no assurance that the Company will be able to finalize any future acquisitions. The Company anticipates making future acquisitions or mergers by primarily using its capital stock, employing tax-free exchanges for the stock of the to-be-acquired companies. If necessary, the Company plans to finance or seek outside financing for potential requirements of cash. Although the Company occasionally explores additional acquisition and merger opportunities, there can be no assurances that financing for any future acquisitions will be available on terms acceptable to the Company or at all, or that any future acquisitions or mergers will be consummated.

The proposed transaction with e-com is the first potential acquisition sought under this current strategy (see Item 7 - Note 14).

SALES AND MARKETING

The Company markets and sells its products and services through its professional employees. All the Company's contractual services and sales relationships are sold by its professional staff of three sales professionals, based on past and ongoing relationships with purchasing decision-makers who normally work in the marketing and sales and information technologies organizations of clients. These long-term relationships within the Telecommunications and Direct Marketing industries are the basis for past and future business. From time to time, the Company utilizes sales consultants to assist in sales. These non-exclusive independent contractors receive a fee and generally a commission based on consummating an agreement. These independent contractors are selected for their specific expertise in an industry.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors vary from market to market. Principal competitive factors affecting the market for products and services include product reputation, quality, performance, price, professional service, and customer support. Features such as adaptability, scalability, ability to integrate with other products, functionality, and ease of use are key product differentiators.

EMPLOYEES

As of August 31, 2000, the Company employed 19 individuals, consisting of 4 executives, 14 professionals and sales representatives, and 1 office staff person. In addition to its full-time employees, the Company uses the services of certain outsourced professionals on an as-needed basis. Management presently anticipates hiring additional employees as business conditions warrant and as operating funds become available.

INDUSTRY SEGMENTS

The Company operates in one business segment which is providing software and services enabling customers to integrate data in a more efficient manner as well as ensure that the data is cleansed, accurate and current.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive offices are located 610 Crescent Executive Court, Suite 128, Lake Mary, FL 32746. The current lease, the term of which extends for three years, covers approximately 3,500 square feet at an approximate annual rental rate of $75,000.

The Company maintains its software and services development center in suburban Washington D.C., located at 14100 Parke Long Court, Suite H, Chantilly, VA 20151. The lease covers approximately 3,100 square feet of space. The lease extends for 39 months, from March 1999 to May 2002. Monthly rents start at $3,645 and have a fixed escalation of approximately three and one-half percent (3.5%) per year on each anniversary date of the lease. On a straight-line basis, the monthly cost of the lease is approximately $3,900.

The Company closed its office in suburban Chicago at 168 E. Highland Ave, Suite 300, Elgin, IL 60120 in January, 2000. There was minimal cost to vacate this space, primarily due to the write-off of unamortized leasehold improvements.

The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

ITEM 3.  LEGAL PROCEEDINGS

In November 1999, the Company terminated the employment of its Vice President of Sales. Subsequent to this termination, the former employee filed a lawsuit claiming additional compensation was warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary judgment order on default in June 2000 to the plaintiff in the amount of $137,500. The Company appealed the decision, and in July 2000 submitted to the Court a Motion to Open Default. A hearing was held on August 4, 2000 and the Court ordered the summary judgment to be reopened and the Company may present its defense in this matter. A court date has not been set for this hearing as of November 6, 2000. The Company does not agree with the assertion and fully intends to defend itself vigorously against this claim. As such, no provision has been accrued in these financial statements as the Company believes there is no merit to the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of Fiscal 2000.

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

                                         Fiscal Year
                                    2000               1999
                                    ----               ----
                              High       Low      High       Low
                              ----       ---      ----       ---
     First Quarter            $1.06     $0.50     $2.75     $0.88
     Second Quarter           $3.75     $1.25     $2.00     $0.88
     Third Quarter            $3.25     $1.25     $1.13     $0.31
     Fourth Quarter           $1.88     $1.06     $1.00     $0.25

(The price information above was obtained from an independent quotation service).

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

As of August 31, 2000, there were 170 holders of record of the Company's Common Stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its common stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future, other than preferred dividends described below. The Company currently intends to retain and invest future earnings to finance its operations.

As part of the acquisition of WG Controls in January, 1998, the Company issued Series A Preferred Stock which provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. Accordingly, the Company must meet this obligation before any dividends can be declared for the benefit of Common Stock shareholders. As of August 31, 2000, the Company has accrued $108,800 of preferred stock dividends.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust, 59 Maiden Lane, New York, NY, 10007 as its transfer agent for the common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The following table sets forth the percentage relationships to revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal years ended August 31, 2000 and 1999. The percentages discussed throughout this analysis are stated on an approximate basis. Results for both periods presented have been stated to reflect discontinued operations.

                                               Fiscal Years
                                                  Ended
                                                August 31,
                                              2000     1999
                                              ----     ----

     Revenues                                100.0%    100.0%
     Cost of revenues                         61.0%     79.5%
                                             ------    ------
     Gross profit                             39.0%     20.5%
     Operating expenses                       38.2%     36.6%
                                             ------    ------
     Operating(loss)income                     0.8%    (16.1%)
     Other expenses, net                       0.6%      1.4%
                                             ------    ------
     Net income(loss)from
        continuing operations                  0.2%    (17.5%)
     Loss from discontinued operations        (0.0%)   (13.9%)
                                             ------    ------
     Net income(loss)                          0.2%    (31.4%)
                                             ======    ======

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

The Company's revenues increased by $1,156,013 or 26.5%, from $4,365,852 for the fiscal year ended August 31, 1999 ("1999") to $5,521,865 for the fiscal year ended August 31, 2000 ("2000"). This increase is reflective of the Company's expanding software capabilities and its emphasis on obtaining new sales for its Datagration product. This product generated approximately $3,684,000 of revenue in 2000.

One multi - divisional customer in the telecommunications industry accounted for approximately 81% and 87% of revenues in the years ended August 31, 2000 and 1999, respectively. Receivables from this customer represented approximately 76% and 94% of net accounts receivable at August 31, 2000 and 1999, respectively.

Cost of revenues decreased by $106,186 in 2000, or 3.1%, from $3,472,586 in 1999 to $3,366,400 in 2000. This decrease is consistent with the Company's business which began using in-house efforts to satisfy the requirements of contracts rather than using more expensive outside services.

The Company is highly reliant on one vendor who performs the bulk of the work related to database processing activities the Company performs for its clients. While the Company does intend to develop the capabilities internally to offset some of the dependence on this vendor, there will be significant need for the services of this vendor. The vendor represented approximately 74% and 61% of the cost of revenues for fiscal years 2000 and 1999, respectively.

The Company's gross profit margin, was 39.0% and 20.5% for 2000 and 1999, respectively. This increase in gross profit margin is consistent with the re-focus of the Company's strategic direction related to software development. The revenues generated by the sale of the software have higher margins than the previous marketing representative sales.

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, increased by $514,169 in 2000 or 24.3%, from $1,596,469 in 1999 to $2,110,638 in 2000. This increase in SG&A was expected and the Company had planned for these levels. As the Company moved from the sales rep business, in fiscal 1999, to software development and sales, additional expenses were needed for personnel for software development and additional sales expenses such as travel and trade shows. In addition, SG&A also includes stock compensation charges of $82,000 in 2000 and $130,312 in 1999 for warrant and option grants issued to non-employees.

Interest expense decreased by $37,036 or 60.3% from $61,454 in 1999, or 1.4% of revenues to $24,418, or 0.4% for 2000. The decrease is consistent with significantly lower average borrowings throughout the current year. The bank line of credit and the note payable to a stockholder were paid off in fiscal 2000.

There was no tax provision or benefit recognized in fiscal 2000 and 1999. The Company generated net income of $12,649 in 2000 compared to a net loss of $1,369,494 in 1999. At August 31, 2000 and 1999, the Company recorded a valuation allowance against deferred tax assets due to uncertainties regarding the Company's ability to generate a sufficient level of taxable income in future periods to realize such assets. In the event that realization of the deferred tax assets is considered more likely than not in future periods, the Company may reduce the valuation allowance.

In fiscal year 1999, the Company discontinued the operations of its manufacturers' representative companies. The following table sets forth the results of operations and loss on disposal from these businesses in fiscal 1999. There is no effect on fiscal 2000, as these operations were disposed of and reported in fiscal 1999.

                                       Fiscal 1999
                                       -----------

     Revenues                           $2,346,053
     Cost of revenues                    1,723,867
                                        ----------
        Gross profit                       622,186

     General & administrative expenses     551,829
                                        ----------

     Income from operations                 70,357

     Loss on disposal                     (675,194)
                                        -----------

     Loss from discontinued operations  $ (604,837)
                                        ===========

NET OPERATING LOSS

The Company has accumulated approximately $2,200,000 of net operating loss carryforwards as of August 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements are for software development, selling, general and administrative expenses, outside consultants (such as independent contractors) who provide database services, employee costs, funding of accounts receivable, capital expenditures and funding of acquisitions. The Company's primary sources of cash have been from private placements of the Company's Common Stock which raised $1,983,149 of net proceeds in the fiscal year 2000 and $476,555 in fiscal year 1999. The Company is investigating various sources for additional financing, including both equity sales and debt facility arrangements, though no representation is made as to the Company's ability to secure either.

For the year ended August 31, 2000, cash and cash equivalents increased from none at the beginning of the year to $635,612 at the end of the year.

Net cash used in operating activities in the year ended August 31, 1999 was $529,856 due to the net loss of approximately $1,369,000 and a net decrease in working capital items of approximately $173,000, offset by non-cash depreciation and amortization expenses of approximately $209,000, and the non-cash loss on discontinued operations of approximately $675,000.

Net cash used in operating activities in the year ended August 31, 2000 was $233,482 due primarily to an increase in accounts receivable offset by an increase in operating accounts payable and non-cash depreciation and amortization expenses of approximately $63,000.

Net cash provided by investing activities in fiscal 1999 was $53,332 attributable to net cash acquired in business acquisition and asset disposals of approximately $99,000, and reductions in other assets of approximately $76,000, offset by fixed asset additions of approximately $122,000.

Net cash used in investing activities in fiscal 2000 was $910,092 attributable to the capitalization of software development costs of approximately $349,000, additions to property and equipment of approximately $71,000 and the purchase of short-term investments of approximately $485,000.

Cash provided by financing activities in fiscal 1999 was $349,992 due primarily to net proceeds from stock issuance of approximately $477,000 and additions to short term debt of approximately $19,000, offset by reductions in bank lines of credit of approximately $42,000 and reductions to long term debt of approximately $109,000.

Cash provided by financing activities in fiscal 2000 was $1,779,186 due primarily to net proceeds from stock issuance of approximately $1,983,000 and proceeds of $189,637 on option/warrant exercises offset by the repayment of the bank line of credit of $243,600 and the repayment of long term debt of $150,000.

In the year ended August 31, 1999, the Company sold 520,538 shares of its Common Stock via private placements, resulting in net proceeds of $476,555. The exercise of outstanding options and warrants during fiscal year 1999 resulted in net proceeds to the Company of $5,500.

In the year ended August 31, 2000, the Company sold 1,325,129 shares of its Common Stock via private placements, resulting in proceeds of $1,983,149. The exercise of outstanding options and warrants during fiscal year 2000 resulted in net proceeds to the Company of $189,637.

In fiscal year 2000 the Company had a revolving line-of-credit with a bank for $250,000, which was originally due to expire December 31, 1999. The expiration date was extended to February 29, 2000 by mutual agreement. The Company paid the entire $250,000 principal on February 28, 2000. The Company negotiated a new line of credit with the bank in May, 2000. The line of credit is for $500,000 secured by the receivables of the Company. The rate is prime plus 1.5%. The line of credit expires on March 15, 2001. As of August 31, 2000, the Company has no outstanding balance on the line of credit.

The Company also had a note payable to a trust controlled by the President of the Company (see Note 11 to the financial statements in Part II, Item 7). The balance due on the note was $150,000 plus interest at 12% per annum. The note was repaid in its entirety on May 15, 2000. There are no outstanding obligations to any officer, directors or employees for any loans.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS NO. 133, as amended by SFAS NO. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company's adoption of the new standard on September 1, 2000 did not affect its financial statements.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44, as of July 1, 2000, did not have a material effect on the Company's historical financial position or results of operations, but may impact the accounting for grants or awards in future periods.

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first fiscal quarter of fiscal year beginning after December 15, 1999. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its prospective annual or quarterly results of operations.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements for Paladyne Corp. as of and for the fiscal years ended August 31, 2000 and 1999 are included herein in response to
Item 7 of this Form 10-KSB.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Paladyne Corp.
Lake Mary, Florida

     We have audited the accompanying consolidated balance sheets of Paladyne Corp. and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paladyne Corp. and subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP
New York, New York
November 3, 2000

PALADYNE CORP.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999

                                                     2000         1999
                                                     ----         ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   635,612    $         -
  Short-term investments                            484,508              -
  Accounts receivable (net of allowance
    for doubtful accounts of $12,555 and
    $9,263)                                       1,037,544        392,933
  Prepaid expenses and deposits                         867         32,641
                                                -----------    -----------
    Total current assets                          2,158,531        425,574
                                                                         -
PROPERTY AND EQUIPMENT, NET                         124,725        128,385

GOODWILL, NET OF AMORTIZATION
  OF $13,388 AND $4,333                             211,012         77,367
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET
  OF AMORTIZATION OF $11,034                        338,037              -
OTHER ASSETS                                         51,461         45,669
                                                -----------    -----------
TOTAL ASSETS                                    $ 2,883,766    $   676,995
                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                              $   680,214    $   330,516
  Accrued expenses                                  131,375        278,137
  Accrued preferred stock dividend                  108,800              -
  Notes payable - line of credit                          -        243,600
  Deferred revenue                                        -         95,700
                                                -----------    -----------
    Total current liabilities                       920,389        947,953

NOTE PAYABLE TO STOCKHOLDER                               -        150,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Cumulative, convertible
    preferred stock; $.001 par value;
    10,000,000 shares authorized,
    137,143 issued and outstanding                      137            137
  Common stock; $.001 par value;
    25,000,000 shares authorized,
    8,456,599 and 6,782,229
    issued and outstanding                            8,457          6,783
  Additional paid in capital                      7,136,430      4,766,418
  Accumulated deficit                            (5,181,647)   (5,194,296)
                                                -----------    -----------
    Total stockholders' equity (deficit)          1,963,377      (420,958)
                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                              $ 2,883,766    $   676,995
                                                ===========    ===========


           See accompanying notes to consolidated financial statements
           ===========================================================

PALADYNE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                    2000           1999
                                                    ----           ----

Revenues                                        $ 5,521,865    $ 4,365,852

Cost of revenues                                  3,366,400      3,472,586
                                                -----------    -----------
Gross profit                                      2,155,465        893,266

Selling, general and administrative expenses      2,047,982      1,429,376
Depreciation and amortization                        62,656        167,093
                                                -----------    -----------
Income(loss) from operations                         44,827       (703,203)

Other income (expense):
  Interest income                                     7,594            -
  Interest expense                                  (24,418)       (61,454)
  Loss on disposal of assets                        (31,814)           -
  Other income                                       16,460            -
                                                -----------    -----------
Income(loss) from continuing operations              12,649       (764,657)

Discontinued operations:
  Income from operations of discontinued
    subsidiaries                                        -           70,357
  Loss on disposal                                      -         (675,194)
                                                -----------    -----------
Loss from discontinued operations                       -         (604,837)
                                                -----------    -----------
Net income (loss)                                    12,649     (1,369,494)

Cumulative convertible preferred stock
  dividend requirements                              40,800         40,800
                                                -----------    -----------
Net loss attributable to common
  stockholders                                  $   (28,151)   $(1,410,294)
                                                ===========    ============
Weighted average shares outstanding
          Basic and diluted                       7,958,843      6,555,056
                                                ===========    ============
Basic and diluted net loss per share
  continuing operations                         $       -      $     (0.13)
                                                ===========    ============
Basic and diluted net loss per share
  discontinued operations                       $       -      $     (0.09)
                                                ===========    ============

Basic and diluted net loss per share            $       -      $     (0.22)
                                                ===========    ============


           See accompanying notes to consolidated financial statements
           ===========================================================

PALADYNE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                                                              Total
                                      Common Stock         Preferred Stock     Additional             Stockholders'
                                                  Par                   Par       Paid-in  Accumulated       Equity
                                   Shares       Value       Shares    Value       Capital      Deficit    (Deficit)
BALANCES, SEPTEMBER 1, 1998         6,378,503     $6,379    137,143    $137   $ 4,284,534  ($3,824,802)   $466,248

Shares retired in business
  dispositions                       (187,143)      (187)                        (159,992)                (160,179)

Options exercised                      55,581         56                            5,444                    5,500

Note holder settlement for stock       15,050         15                           30,085                   30,100

Warrants issued as compensation                                                   130,312                  130,312

Private placement sales, net          520,238        520                          476,035                  476,555

Net loss for the year                                                          (1,369,494)  (1,369,494)
                                    ------------------------------------------------------------------------------
BALANCES, AUGUST 31, 1999           6,782,229      6,783    137,143     137     4,766,418   (5,194,296)   (420,958)

Options exercised                     261,838        262                          172,649                  172,911

Warrants exercised                     18,408         18                           16,708                   16,726

Payable settlement for common stock       520          1                            1,299                    1,300

Common shares and warrants issued
  for acquisition                      68,475         68                          224,332                  224,400

Private placement sales, net        1,325,129      1,325                        1,981,824                1,983,149

Warrants issued for non-employee
  services rendered                                                                82,000                   82,000

Preferred dividend accrual                                                       (108,800)                (108,800)

Net income for the year                                                                         12,649      12,649
                                    ------------------------------------------------------------------------------
BALANCES, AUGUST 31, 2000           8,456,599     $8,457    137,143    $137    $ 7,136,430 ($5,181,647) $1,963,377
                                    ==============================================================================

           See accompanying notes to consolidated financial statements
           ===========================================================

PALADYNE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                    2000           1999
                                                    ----           ----

Cash flows from operating activities
  Net income (loss)                             $    12,649    $(1,369,494)
  Adjustments to reconcile net income(loss)
   to cash used in operating activities:
    Depreciation                                     42,567        161,535
    Amortization                                     20,089         47,390
    Loss on disposal of discontinued
     operations                                         -          675,194
    Non-cash warrants issued                         82,000        130,312
    Common stock issued for services                  1,300            -
    Loss on disposal of assets                       31,814            -

Changes in operating assets and liabilities
 (net of assets and liabilities acquired and
 disposed of):
  Accounts receivables                             (644,611)       109,764
  Other current assets                               31,774        174,095
  Accounts payable                                  349,698       (160,210)
  Accrued expenses                                  (65,062)      (243,715)
  Deferred revenue                                  (95,700)      ( 54,727)
                                                -----------    -----------
Net cash used in operating activities              (233,482)      (529,856)
                                                -----------    -----------
Cash flows from investing activities
  Additions to property & equipment                ( 70,721)     ( 121,916)
  Purchase of short-term investments               (484,508)           -
  Capitalized software development costs           (349,071)           -
  Cash acquired in business acquisition
   and disposal, net                                    -           99,078
  Other assets                                     (  5,792)        76,170
                                                -----------    -----------
Net cash provided by (used in)
  investing activities                             (910,092)        53,332
                                                -----------    -----------
Cash flows from financing activities
  Repayment of notes payable                       (243,600)      ( 41,899)
  Repayment of note payable
    to stockholder                                 (150,000)      (109,158)
  Additions/(reductions) in short-term
    debt                                                -           18,994
  Proceeds from issuing of
    common stock, net                             1,983,149        476,555
  Proceeds from exercise of
    options and warrants                            189,637          5,500
                                                -----------    -----------
Net cash provided by financing
  activities                                      1,779,186        349,992
                                                -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                              635,612       (126,532)

Cash and cash equivalents
  at beginning of year                                  -          126,532
                                                -----------    -----------
Cash and cash equivalents
  at end of year                                $   635,612    $       -
                                                ===========    ===========


          See accompanying notes to consolidated financial statements
           ===========================================================

PALADYNE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

OPERATIONS

     Paladyne Corp. (the "Company") provides seamless data integration and data quality software and services that enable its customers to carryout customer mailing, marketing and e-commerce initiatives. The Company also provides the database-related services of customer identification, customer and prospect database development and management, data integration and marketing campaign management. The Company's primary offices are in Lake Mary, Florida. The Company also has operations in Chantilly, Virginia. Its customers are located throughout the continental United States.

     On March 5, 1999, the Company merged with and into Paladyne Corp., its wholly owned subsidiary, in a migratory merger, and Paladyne Corp. is the successor Company. The purpose of the merger was simply to change the name of the Company and re-incorporate the Company in Delaware to utilize more favorable corporate taxation regulations.

PRINCIPLES OF CONSOLIDATION

     The Company, as of the beginning of fiscal year 2000 operates as a single business entity. In prior fiscal years, the financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany classifications and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     The Company recognizes revenue at the point at which the product is delivered to the customer, for software, and for services when these services are performed. The contractual terms of agreements dictate the recognition of revenue by the Company.

DEFERRED REVENUE

     The Company, at times, receives prepayments for professional services to be rendered. This revenue is deferred and as the services are provided, a proportionate share of the deferred revenue is recognized as revenue.

CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid debt instruments and other short term investments with an initial maturity date of three months or less from the purchase date to be cash equivalents.

     Short-term investments are comprised of investments in a single entity's commercial paper with terms of less than one year. The commercial paper is classified as held-to-maturity and, accordingly, is carried at historical cost.

STOCK BASED COMPENSATION

     The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at the grant date over the amount an employee must pay to exercise the option. The Company provides pro forma disclosures of net loss attributable to common stockholders and loss per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation".

     From time to time, the Company grants options or warrants to non employees in return for services rendered. The Company recognizes a charge for the fair value ascribed to such options and warrants over the service or vesting period.

PROPERTY AND EQUIPMENT; DEPRECIATION

     Property and equipment are stated at cost and depreciated over their estimated useful lives of three to five years using the straight-line method.

LONG - LIVED ASSETS

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value.

GOODWILL

     Goodwill related to the Bradas Inc. "(Bradas") acquisition (see Note 2) is amortized using the straight line method over an estimated useful life of 10 years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Costs incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs for the year ended August 31, 2000 for the development of the Datagration product was $349,071. The amortized development cost for the year ended August 31, 2000 was $11,034. These capitalized software development costs will be amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product, whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

INCOME TAXES

     The Company accounts for income taxes under an asset and liability approach. Accordingly, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are recorded when realization of deferred tax assets can not be considered more likely than not.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. This included the allowance for doubtful accounts and the valuation of capitalized software development costs.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of

     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     SFAS NO. 133, as amended by SFAS NO. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on September 1, 2000 to affect its financial statements.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44, as of July 1, 2000, did not have a material effect on the Company's historical financial position or results of operations but may impact the accounting for grants or awards in future periods.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first fiscal quarter of fiscal years beginning after December 15, 1999. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its prospective annual or quarterly results of operations.

FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash, equivalents, investments and accounts receivable (see Note 12). The Company invests its temporary cash balances in financial instruments of large financial institutions with maturities of six months or less.

     The carrying values reflected in the balance sheets reasonably approximate the fair values for cash, accounts receivable, payables and debt.

NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding, after giving effect to the stock dividend. Diluted loss per share includes the assumed exercise of stock options and warrants using the treasury stock method and the effects of convertible preferred stock. In fiscal 2000 and 1999, there were no differences between basic and diluted loss per common share because the assumed exercise was anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred stock could potentially dilute basic earnings per share amounts in the future.

NOTE 2.  BUSINESS COMBINATION AND DISPOSITIONS

     Business Combination
     --------------------

     In February 1999, the Company agreed to purchase intellectual property, including the initial framework of what has become the Datagration e-Business Suite, from Bradas for 60,000 shares of common stock, all of which has been issued and valued at approximately $65,000, and 400,000 stock warrants that will be issued based on the delivery of intellectual property and attainment of certain predefined milestones. The Company's August 31, 1999 balance sheet reflects an accrued liability for the contemplated issuance of these shares. Such shares were issued in fiscal 2000. Through August 31, 2000, 100,000 of these stock warrants had been issued. The fair values ascribed to these warrants ($125,000), using the Black - Scholes option pricing model, have been included in the cost of the acquisition. The issuance of the remaining warrants (and related accounting treatment) is contingent upon future events, facts and circumstances. Additionally, the Company agreed to assume approximately $32,000 of debt incurred by Bradas' founder. The Company agreed to fund the completion of the product including providing necessary funding for both equipment and personnel to complete the product and maintain and upgrade it. As of August 31, 2000 the Company has goodwill of $224,400 for the Bradas purchase of which approximately $13,400 has been amortized. The ascribed life is 10 years.

     Dispositions
     ------------

     Subsequent to the close of business on November 30, 1998, the Company sold all the capital stock in ORAYCOM, Inc. ("ORAYCOM") to O. Ray Strickland and
     O. Ray Strickland IRA, (collectively, the "Strickland Group"). Mr. Strickland was an employee of the Company and the General Manager of ORAYCOM. He was the sole shareholder of ORAYCOM when the Company acquired it from him in June 1997. The agreement called for Strickland Group to convey to the Company, 80,000 shares of the Company's Common Stock in exchange for all of the issued and outstanding shares of ORAYCOM and waiver of the non-compete agreement in place with Mr. Strickland. As a result, the Company took a charge in the fourth quarter of fiscal 1998 of $428,054 to write off the remaining balance of the goodwill related to the purchase of ORAYCOM. ORAYCOM was not considered a material subsidiary to the Company's consolidated business. Upon closing, the Company recognized a gain on the transaction of $63,501 in fiscal 1999.

     On May 31, 1999, the Company closed an agreement to sell the assets of WG Controls, Inc. to the management of WG. The terms of the transaction were $250,000 in cash, $25,000 in a long-term note receivable, and the assumption of approximately $196,000 in debt. The total sale price was approximately $471,000.

     Effective May 31, 1999, the Company sold the assets of Primus to the management of Primus. The terms of the transaction were $12,500 in cash, the return of 107,143 shares of the Company's stock, valued at $40,179, and a 1% override on commission receipts for a period of twenty four months following the transaction. The total sale price was approximately $53,000.

     Due to the distinct nature of their operations, management has treated the Oraycom, Primus and WG Controls businesses as discontinued operations and, accordingly, previous financial statements have been restated to reflect the results of these sold businesses. Fiscal 1999 results include the results of these businesses prior to their disposal dates. Capsule financial data of these discontinued operations for fiscal 1999 are as follows:

                                                               1999
                                                            ----------

          Revenues                                          $2,346,053
          Cost of revenues                                   1,723,867
                                                            ----------
             Gross profit                                      622,186
          General and administrative expenses                  551,829
                                                            ----------
          Income from operations                                70,357
          Loss on disposal                                    (675,194)
                                                            ----------
          Loss from discontinued operations                 $ (604,837)
                                                            ==========

     The following summarizes the losses on the dispositions of these businesses:

                          ORAYCOM        WG      Primus       Total
                          -------        --      ------       -----

     Stock redeemed     $ 120,000         -     $ 40,179   $ 160,179
     Cash(paid) received     (922)   $100,000       -         99,078
     Note receivable           -      175,000     12,500     187,500
     Debt assumed              -      195,764        -       195,764
     Net assets disposed  (55,577)   (249,120)  (187,192)   (491,889)
     Goodwill written off      -     (623,556)  (176,436)   (799,992)
                        --------------------------------------------
     Gain(loss) on
       Disposal           $63,501   $(401,912) $(310,949)   (649,360)
                        --------------------------------------------
     Additional amortization
       of covenants
      not to compete                                        ( 25,834)
                                                           ---------
     Net loss on disposal                                  $(675,194)
                                                           =========

NOTE 3.  PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                        2000           1999
                                                        ----           ----
               Leasehold improvements              $    1,387     $   51,182
               Furniture and fixtures                  55,073         98,994
               Computer equipment                     159,349        279,244
                                                   ----------     ----------
                                                      215,809        429,420
               Less accumulated depreciation           91,084        301,035
                                                   ----------     ----------
               Net property and equipment          $  124,725     $  128,385
                                                   ==========     ==========

NOTE 4.  NOTES PAYABLE

     Notes payable consisted of the following:

     Description    % Rate    Payment Terms(a)    2000      1999
     -----------    ------    ----------------    ----      ----

     $250,000 Line  Prime     Due on demand       $  -   $ 243,600
     of Credit      plus      or Dec 31,1999
                    1.25%

     Stockholder      12%     Due Jan 1, 2001        -     150,000
     Loan

     $500,000 Line  Prime     Due March 15, 2001     -        -
     of Credit      plus 1.5%                     ----   ---------

       Total                                         -     393,600

       Less current maturities                       -     243,600
                                                  ----   ---------

       Long-term portion                          $  -   $ 150,000
                                                  ====   =========

     a) On February 28, 2000, the Company repaid and terminated the $250,000 line of credit. The Company also repaid the $150,000 owed to a trust controlled by the President of the Company on May 15, 2000. As of August 31, 2000, the Company has no short term or long term notes payable. The $500,000 line of credit is secured by accounts receivable.

     The Company previously guaranteed the personal and commercial debt of a certain former Director and shareholder (who are husband and wife) of the Company with this bank. The Company was released from all guarantees in fiscal 1999.

NOTE 5.  INCOME TAXES

     Provisions (benefits) for Federal and state income taxes consist of the following:

                                                  2000              1999
                                                  ----              ----

       Current:
         Federal                                $      -          $      -
         State                                         -                 -
                                           ---------------   ---------------
         Total current                                 -                 -

       Deferred:
         Federal                                  18,000          (246,000)
         State                                     2,000           (28,000)
         Valuation allowance                     (20,000)          274,000
                                           ---------------   ---------------
         Total deferred                                -                 -
                                           ---------------   ---------------
       Provision (benefit) for
         income taxes                           $      -          $      -
                                           ===============   ===============

     The Company's effective tax rate differs from the statutory federal tax rate in 2000 and 1999 as shown in the following table:

                                                  2000              1999
                                                  ----              ----

       U.S. federal income taxes at the
         statutory rate                         $  4,000         $(260,000)
       State taxes, net                            2,000           (28,000)
       Nondeductible expenses                     14,000            14,000
       Changes in valuation allowance            (20,000)          274,000
                                           ---------------   ---------------

                                               $      -          $      -
                                           ===============   ===============

     The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities as of August 31, 2000 and 1999 are presented below:

                                                  2000              1999
                                                  ----              ----

      Allowance for doubtful accounts          $  5,000          $  3,000
      Net operating loss carryforwards          858,000           912,000
      Stock option compensation                  80,000            49,000
      Other                                       2,000             1,000
      Valuation allowances                     (945,000)         (965,000)
                                           ---------------   ---------------

                                               $      -          $      -
                                           ===============   ===============

     The Company has recorded a valuation allowance against deferred tax assets due to uncertainties regarding the Company's ability to generate a sufficient level of taxable income in future periods. In the event that realization of the deferred tax assets is considered more likely than not in future periods, the Company may reduce the valuation allowance. The Company has approximately $2,200,000 of net operating loss carryforwards as of August 31, 2000 which expire through 2019.

NOTE 6.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a qualified employee savings plan for all eligible employees, commonly referred to as a 401-K plan. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with the Company matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution.

     Employer matching contributions to the plan were approximately $12,000 and $8,000 for the years ended August 31, 2000 and 1999, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     Lease Obligations
     -----------------

     The Company leases office space and equipment under operating leases which expire at various dates. As of August 31, 2000, the Company's future minimum lease payments under operating leases are as follows:

                    Year ending August 31,                Amount
                                                          ------
                    2001                              $   128,634
                    2002                                  116,253
                    2003                                   27,375
                                                          -------
     Total minimum rent commitments                   $   272,262
                                                          =======

     Total rental expense for the Company's facilities and equipment was approximately $110,000 and $231,000 for the years ended August 31, 2000 and 1999, respectively.

     Legal Proceedings
     -----------------

     The Company has been named a party in a lawsuit filed by a former employee claiming additional compensation is due. The Company's position is that the lawsuit has no merit and intends to vigorously defend its position. No amounts have been accrued relating to this lawsuit as of August 31, 2000.

NOTE 8.  STOCKHOLDERS' EQUITY

     On August 19, 1999 the Board of Directors authorized a private placement of up to $400,000 priced at $0.50 per unit, with a unit consisting of one share of the Company's Common Stock and a callable stock warrant to purchase the Company's Common Stock at $1.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $2.00 per share for sixty consecutive trading days when 25,000 shares trade. The period of this offering extended through September 30, 1999. This offering resulted in proceeds of $125,000, for which 250,000 units were issued, through August 31, 1999, and an additional $287,000 and 574,000 units in fiscal 2000, for a total of $412,000 and 824,000 shares being issued in total. Of the $412,000 raised, $187,000 was invested by Management and Directors of the Company.

     On January 21, 2000, the Board of Directors authorized a private placement of up to 500,000 units prices at $2.375 per unit, with a unit consisting of one share of the Company's Common Stock and a callable warrant to purchase the Company's Common Stock at $3.00 per share but callable at $0.05 per share if the closing trading price of the Company's Common Stock closes at or above $6.00 per share for 20 consecutive trading days. Net proceeds from this private placement as of August 31, 2000 were $1,696,149, (which is net of offering expenses of $85,130). This resulted in the issuance of 751,129 shares of Common Stock and the same number of warrants.

     The Series A Preferred Stock issued in the 1998 acquisition of WG Controls provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. The conversion provision on the preferred stock calls for the 137,143 preferred shares to be converted into .67361 shares of the Company's Common Stock or 92,381 shares of Common Stock when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60 day trading period. The preferred shares have the same voting rights as common shares and have preference to the common shares in the event of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary.

NOTE 9.  STOCK OPTION PLAN AND WARRANTS

     The Company has a stock option plan (the "Plan") adopted by the shareholders on March 3, 1999 which replaced the Company's previous 1996 Stock Option Plan. The Plan authorizes the issuance of up to 2,500,000 shares of common stock.

     The Plan provides for the issuance of both qualified and nonqualified incentive stock options at an exercise price approximating the fair market value of the Company's stock at the date of grant (or 110% of such fair market value in the case of substantial stockholders). Options generally vest over two years, with one-third being vested immediately, one-third vesting on the one year anniversary of the issuance, and the final one-third vesting on the two year anniversary date of the issuance. The maximum life of the options is five years in the case of qualified incentive stock options and ten years in the case of non-qualified incentive stock options.

     A total of 2,500,000 shares of the Company's Common Stock have been reserved pursuant to the Plan. As of August 31, 2000, 1,537,311 options are outstanding: 1,458,805 shares issued inside the Plan and 78,506 shares issued outside the Plan.

     Information regarding the options outstanding and exercisable at August 31, 2000 are as follows:

                                        Options Outstanding                 Options Exercisable
                                --------------------------------------  ---------------------------
                                               Weighted
                                                Average
                                               Remaining     Weighted                     Weighted
                                              Contractual    Average                      Average
                                   Number        Life        Exercise      Number         Exercise
                                Outstanding     (Years)       Price      Exercisable       Price
                                ------------  -----------  -----------  ------------  -------------
     Exercise prices:
     $0.38 - $1.00                 1,058,561      2.9          $0.62       720,980        $0.63
     $1.17 - $1.85                   100,000      3.3           1.48        55,001         1.46
     $2.18 - $2.99                   318,750      2.6           2.58       217,757         2.61
     $3.36 - $3.70                    60,000      2.2           3.53        60,000         3.53
                                ------------                            ----------

                                   1,537,311      2.9          $1.20     1,053,738        $1.25
                                ============                            ==========

     Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                            Years Ended
                                           --------------------------------------------------
                                              August 31, 2000           August 31, 1999
                                           -----------------------   ------------------------
                                                          Weighted                  Weighted
                                                          Average                   Average
                                                          Exercise                  Exercise
                                              Shares       Price       Shares        Price
                                           ------------  ---------   ------------   ---------
     Outstanding at beginning of year        2,194,357      $1.21     1,677,788      $2.49
     Granted                                   325,000       1.81     1,604,750        .73
     Exercised                                (261,838)       .66       (55,581)       .10
     Canceled                                 (720,208)      1.71    (1,032,600)      2.60
                                           ------------             ------------
     Outstanding at end of year              1,537,311      $1.20     2,194,357      $1.21
                                           ============             ============
     Options available for grant             1,041,195                  384,149
                                           ============             ============

     The weighted-average fair value of stock options and warrants granted to employees and directors during the year and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                     2000      1999
                                                     ----      ----
     Grant-date fair value per share                $ 1.05     $ .93
     Significant assumptions (weighted-average):
       Risk-free interest rate at
         grant date                                   6.24%    5.01%
       Expected stock price
         volatility                                 140.00%   80.00%
       Expected dividend payout                          -        -
       Expected option life-years(a)                   4.3      2.9

     (a) The expected option life is based on contractual expiration dates.

     In addition to the options described above, the Company has issued warrants to its Chief Executive Officer and in conjunction with private placements, private placement support, and acquisitions.

     Information regarding the warrants outstanding and exercisable at August 31, 2000 are as follows:

                                    Warrants Outstanding           Warrants Exercisable
                            ----------------------------------   ------------------------
                                          Weighted
                                           Average
                                          Remaining   Weighted                  Weighted
                                         Contractual  Average                   Average
                              Number        Life      Exercise     Number       Exercise
                            Outstanding    (Years)     Price     Exercisable     Price
                            ------------ ----------- ---------   ------------  ----------
     Exercise prices:
     $0.45 - $1.00            1,764,364      2.3        $0.97      1,764,364       $0.97
     $1.18 - $2.00              293,887      2.9         1.54        293,887        1.54
     $2.38 - $3.00            2,045,710      2.8         2.90      2,045,710        2.90
     $3.38 - $4.00              112,500      2.0         3.93        112,500        3.93
                            ------------                         ------------
                              4,216,461      2.6        $2.03      4,216,461       $2.03
                            ============                         ============

     Transactions involving warrants are summarized as follows:

                                                             Years Ended
                                           -----------------------------------------------
                                                August 31, 2000        August 31, 1999
                                           ------------------------ ----------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                              Shares       Price      Shares       Price
                                           ------------  ---------- ----------- ----------
     Outstanding at beginning of year        1,932,359      $2.18    1,068,994     $2.62
     Granted                                 2,302,510       1.89      863,365      1.51
     Exercised                                 (18,408)       .91            -         -
                                           ------------             -----------
     Outstanding at end of year              4,216,461      $2.03    1,932,359     $2.18
                                           ============             ===========

     Under the accounting provisions of SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been:

                                                   Years Ended
                                       -------------------------------------
                                       August 31, 2000     August 31, 1999
                                       ----------------    ----------------
     Net loss                                $(898,761)        $(2,074,119)
     Net loss per share:
       Basic and diluted                       $ (0.11)            $ (0.32)

     In October 1998 the Board of Directors modified the terms of 78,506 options held by the former CFO of the Company to be fully vested and be options outside the plan as part of a severance arrangement. These options were priced from $0.91 - $3.36 per share. These options remain outstanding.

     The Company recognized expenses related to the granting of certain stock options and warrants to non-employees and non-directors. These options and warrants were granted in lieu of cash compensation for services performed. These options and warrants were valued using a Black-Scholes pricing model.

     The amount of the expense was $82,000 and $130,312 during 2000 and 1999 respectively.

NOTE 10.  EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its President. The aggregate commitment for future salaries, excluding bonuses, under this employment agreement is approximately $137,500. This agreement shall be automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreement also contains a severance provision ranging up to one year of salary in case of early termination without cause.

NOTE 11.  RELATED PARTY TRANSACTIONS

     As of August 31, 1999, the Company had a $150,000 note payable to a trust controlled by the President of the Company which bore interest at 12% per annum, and was due June 30, 2001. On May 15, 2000, the Company repaid this entire obligation. Interest expense on this note was approximately $13,000 and $17,000 in 2000 and 1999, respectively.

NOTE 12.  SIGNIFICANT CUSTOMERS AND VENDORS

     One multi - divisional customer in the telecommunications industry accounted for approximately 81% and 87% of revenues in the years ended August 31, 2000 and 1999, respectively. Receivables from this customer represented approximately 76% and 94% of net accounts receivable at August 31, 2000 and 1999, respectively.

     One product generated approximately $3,684,000 of net revenues for fiscal 2000.

     The Company is highly reliant on one vendor who performs the bulk of the work related to database processing activities the Company performs for its clients. While the Company does intend to develop the capabilities internally to offset some of the dependence on this vendor, there will be significant need for the services of this vendor. The vendor represented approximately 74% and 61% of the cost of revenue for fiscal years 2000 and 1999 respectively.

NOTE 13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid during the year for interest was approximately $24,400 and $72,400 for the years ended August 31, 2000 and 1999, respectively.

     In fiscal 1999, the Company received and retired 187,143 shares of common stock in connection with the sale of discontinued operations. Liabilities with carrying values of $30,100 and $1,300 were settled through the issuance of common stock in fiscal 2000 and 1999, respectively. In fiscal 1999, the Company assumed liabilities of $99,400 in connection with the Bradas acquisition (see Note 2); in fiscal 2000 the Company issued 68,475 shares of common stock to settle these liabilities and issued stock warrants valued at $125,000. During fiscal 2000, the Company accrued preferred stock dividends payable of $108,800.

NOTE 14.  SUBSEQUENT EVENTS

     On October 3, 2000 the Company announced it had signed a Letter of Intent with e-commerce support centers, inc. ("ecom"), calling for a merger with ecom to become a wholly-owned subsidiary of the Company. The merger consideration will be Company securities, including stock options and warrants. The merger is subject to execution of a definitive merger agreement and customary closing conditions. If and when such conditions are fulfilled, it is anticipated that the merger will close in the second quarter of the Company's year ending August 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants on accounting or financial disclosure during the past two fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

     As of August 31, 2000, the executive officers and directors of the Company were as follows:

           NAME                 AGE     POSITION
           ----                 ---     --------
     John D. Foster..........   56      Director,CEO, ##
     Ronald L. Weindruch.....   52      President, Director
     Peter B. Atwal..........   43      Director
     Stewart B. Harris.......   58      Director, ** ##
     Kenneth Horn............   59      Director, ** ##
     William N. Kashul, Sr...   66      Director
     James L. McGovern.......   57      Director, **
     Joseph H. Landis........   48      CFO, Corporate Secretary

     NOTE:  ATWAL AND KASHUL TERM EXPIRES IN 2001.
            WEINDRUCH, HARRIS, AND MCGOVERN TERM EXPIRES IN 2002.
            FOSTER AND HORN TERM EXPIRES IN 2003.

     ** member of Audit Committee
     ## member of Compensation Committee

     All directors hold office until the year that their term expires. The Board is a staggered Board with respect to their terms of office. There are no agreements with respect to the election of directors. The Company has not compensated its directors in cash for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Certain directors have been compensated with options in recognition of their service on the Board, as described further below. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Board of Directors has two standing committees: an audit committee and a compensation committee.

     None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, except for John Foster who is a Director of Aerial Communications, nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The business experience of each of the persons listed above during the past five years is as follows:

     RONALD L. WEINDRUCH is the President, and former Chairman and Chief Executive Officer of Paladyne as well as the founder of Access, in 1994. Mr. Weindruch was the Chairman of the Sanford Airport Authority in Sanford, Florida from 1993 to 1996. Prior thereto, he held a variety of senior management positions with Siemens, including senior vice-president of operations at Siemens Stromberg-Carlson. Prior to beginning with Siemens in 1984, Mr. Weindruch served as director of marketing for the Nortel (formerly Northern Telecom) DMS 100 switching system and was also group director of business development for Nortel's digital switching group. Mr. Weindruch holds an M.B.A. degree from George Washington University and a B.S. degree from the University of Illinois.

     JOHN D. FOSTER has been Chairman and Chief Executive Officer of the Company since January 2000. He is also President of Vedra International Associates, Inc., which he founded in 1996. In 1996, Mr. Foster retired from AT&T where he was a Corporate Officer. He had served as Vice President-Marketing and Sales, Southeast Region, President and CEO of AT&T American Transtech, and as President and Managing Director of AT&T Communications Services Group-Europe. Mr. Foster is also a board member of Aerial Communications. He holds a B.S. degree from Purdue University and a Masters from the University of Illinois.

     WILLIAM N. KASHUL, SR. is President of Kashul Consulting, Inc., a Chicago-based telecommunications consulting firm. From 1994 to 1997, he was an independent consultant for a variety of companies in the telecommunications industry. From 1972 to 1994, Mr. Kashul was a Regional Vice President of Strategic Account Development, North America, for Northern Telecom, Inc. Mr. Kashul began his telecommunications career in the U.S. Army in 1953. He joined BTE Automated Electric as an engineer in 1956 and went to ITT Kellogg as a project engineer in 1959. He joined Stromberg-Carlson as a senior sales engineer in 1967 before going to Northern Telecom in 1972. Mr. Kashul is a member of the International Engineering Consortium's Executive Advisory Council and holds an M.B.A. from the University of Chicago.

     PETER B. ATWAL has been a Vice President of Business Development for Milcomm Communications since August 1999. From 1992 to July 1999, Mr. Atwal was Chief Technology Officer for ISR Global Telecom, a network management provider. From 1985 to 1991, Mr. Atwal previously worked as a research and development manager for Siemens, and from 1977 to 1985, and as a consultant for Logica, Inc. Mr. Atwal holds a BSC degree in computer science from London University.

     JAMES L. MCGOVERN has been President of McGovern & Associates since 1996. In 1996, he retired from Norstan where he was President of Norstan Communications from 1985 to 1996. Prior, he was Chief Operating Officer of Electronic Engineering Co. which was acquired by Norstan in 1985. McGovern also held a number of key sales and management positions with Xerox Corporation. He was Chairman of Virtual Hold Corporation, and a Director for Paknetx which was acquired by Aspect Telecommunications. Mr. McGovern holds a B.S. from Northeastern University.

     STEWART B. HARRIS is currently President and Chief Executive Officer of SGH Services, Inc., a management consulting firm. He was an Executive Vice President of Carlson Marketing Group from January 1998 through December 1999. Mr. Harris was President and Chief Executive Officer of S&H Citadel, an incentive marketing company, and its predecessors from 1982 until 1998 when it was acquired by Carlson Marketing. Prior thereto, Mr. Harris also held various sales, marketing, and executive positions with IBM Corporation, HERS Apparel Industries, and MDB Holding.

     KENNETH W. HORN has been Managing Director of KNH Associates since April 1999. In 1999, he retired as a Corporate Officer of Nortel Networks where he worked for 18 years and had served as Vice President. Prior thereto, Mr. Horn was employed by Huyck Corporation for 10 years where he held various positions including Vice President and General Manager of its largest division. Mr. Horn holds a B.S. degree from Villanova University and a M.B.A. from Iona University.

     JOSEPH H. LANDIS is Paladyne's Corporate Vice President and Chief Financial Officer, as well as its Corporate Secretary. Mr. Landis has been employed with Paladyne since November 1999. Prior to Paladyne, Mr. Landis was the Controller for Sparks Exhibits and Environments from January 1999 to his employment at Paladyne. From August 1996 to December 1998, he was CFO and President for Stratcomm Media, Ltd. Mr. Landis was employed by The Boeing Company from January 1981 to March 1996 where he served as its Controller for the Helicopter Division.

ITEM 10.  EXECUTIVE COMPENSATION

     Compensation

     The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 1998, 1999 and 2000 to the Company's Chief Executive Officer and President. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

    Summary Compensation Table                               ALL
                                                           OTHER  STOCK WARRANTS
     NAME AND PRINCIPAL                                  COMPEN-     AND OPTIONS
     POSITION                 YEAR     SALARY     BONUS   SATION          ISSUED
                              ----     ------     -----  -------         -------
     John Foster, CEO         1999      None      None      None        106,250
                              2000      None      None      None        165,000

     Ronald L. Weindruch,     1998   $122,292   $3,000   $ 81,700        67,500
     President                1999   $137,500   $  -0-   $ 36,034       208,784
                              2000   $137,500   $  -0-   $  8,905        50,000

    (All other compensation includes consulting and commission income)

     In addition to cash compensation, Mr. Foster and Mr. Weindruch participate in the Company's stock option plan. The following table details options granted in fiscal year 2000:

                                             % of
                                            total
                          # of shares     options
                           underlying     granted    Exer.     Exp.
     Name                     options    in FY 00    Price     Date
     -------------------      -------    --------    -----     ----
     John Foster                2,500         .4%    $1.56   11/12/03
     John Foster              150,000       25.5%    $2.50     2/1/05
     John Foster               12,500        2.1%    $3.38     3/1/05
     Ronald L. Weindruch       50,000        8.5%    $2.50     1/4/04

     No stock options held by these individuals were exercised in the current fiscal year whether the options were issued in the current year or in years prior.

     Employee Stock Option Plan

     The Company's 1999 Stock Option Plan (the "Plan"), assumed the 1996 Stock Option Plan, as amended on the migratory merger, which was adopted in 1996 and amended in October, 1997 to increase the number of issuable shares under the Plan and to clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

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

     A maximum of 2,500,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of August 31, 2000, 1,890,378 options were outstanding: 1,815,206 shares issued inside the Plan, and 75,172 shares issued outside the Plan. As of August 31, 2000, 991,900 shares are exercisable at an option price per share ranging from $0.38 to $3.36 per share and with expiration dates from October 2000 through July 2004.

     Profit Sharing Plan

     The Company sponsors a qualified employee savings plan (commonly referred to as a "401K plan") for all eligible employees, including all the officers of the Company. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with Paladyne matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution. No other deferred compensation plan is currently in place.

     Employment Agreements

     The Company has an employment agreement with Ronald Weindruch, its President. The aggregate commitment for future salaries, excluding bonuses, under this employment agreement is approximately $137,500. This agreement shall be automatically renewed for successive one-year terms unless canceled by either party at least 30 days prior to the current term's expiration. The agreement also contains a severance provision ranging up to one year in case of early termination without cause.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, to the best of the Company's knowledge, as of August 31, 2000, with respect to each person known by the

     Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

                                                             PERCENT
     NAME AND ADDRESS         AMOUNT AND NATURE OF             OF
     OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP(1)       CLASS(2)

     Ronald L. Weindruch *         1,924,340(3)              22.76%

     Kenneth H. Horn *               225,668(4)               2.67%

     William N. Kashul, Sr. *        221,957(5)               2.62%

     Peter B. Atwal *                 76,667(6)                0.9%

     James L. McGovern  *            177,835(7)               2.10%

     John D. Foster  *               492,933(8)               5.83%

     Stewart B. Harris *             158,751(9)               1.87%

     All directors and
     executive officers as a          3,278,151              38.76%
     group (7 persons in group)

     Webbmont Holdings            1,011,567(10)              11.96%


     Note: Unless otherwise noted, all persons address is 610 Crescent Executive Court, Lake Mary, Florida 32746.

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

          (2) Based upon 8,456,599 shares of Common Stock outstanding on August 31, 2000. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of

          November 19, 1998 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

          (3) Includes 100,000 shares of stock held in the names of Mr. Weindruch's children, and 1,500,000 held in trusts for which Mr. Weindruch acts as trustee. Includes 324,340 shares which may be acquired by Mr. Weindruch pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.42 to $3.70 per share.

          (4) Includes 92,418 shares held by a corporation controlled by Mr. Horn. Includes 123,250 shares which may be acquired by Mr. Horn pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $2.50 per share.

          (5) Includes 77,084 shares which may be acquired by Mr. Kashul pursuant to the exercise of stock purchase options exercisable within sixty days at the exercise prices from $0.38 to $3.36 per share.

          (6) Includes 76,667 shares which may be acquired by Mr. Atwal pursuant to the exercise of stock purchase options exercisable within sixty days at the exercise prices from $0.38 to $3.36 per share.

          (7) Includes 6,604 shares held in the names of Mr. McGovern's children. Also includes 154,088 shares which may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $1.00 per share.

          (8) Includes 415,418 shares which may be acquired by Mr. Foster pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at the exercise prices from $0.67 to $3.375 per share.

          (9) Includes 108,751 shares which may be acquired by Mr. Harris pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at the exercise prices from $0.88 to $2.50 per share.(10) Includes 496,429 shares which may be acquired by Webbmont Holdings pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices from $1.00 to $3.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of August 31, 1999, the Company had a $150,000 note payable to a trust controlled by the President of the Company, and bore interest at 12% per annum. All outstanding obligations have been satisfied as of August 31, 2000.

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

10.9 Employment Agreement, dated January 1, 1998, between WG Controls, Inc. and James M. Gleason previously filed as Exhibit 10.2 to Form 8-K dated March 23, 1998

10.10 Agreement and Plan of Stock for Stock Exchange, dated June 1, 1998 between Synaptx Worldwide, Inc. (the "Company") and John Primus and Jannine Primus previously filed as Exhibit 10.1 to Form 8-K dated August 14, 1998

10.11 Employment Agreement, dated June 1, 1998, between Primus Marketing Associates, Inc. and John E. Primus previously filed as Exhibit 10.2 to Form 8-K dated August 14, 1998

10.12 Non-compete Agreement, dated June 1, 1998, between the Company and John E. Primus previously filed as Exhibit 10.3 to Form 8-K dated August 14, 1998

10.13 Non-compete Agreement, dated June 1, 1998, between the Company and Jannine E. Primus previously filed as Exhibit 10.4 to Form 8-K dated August 14, 1998

10.14 Letter Agreement to Sell 100% of ORAYCOM stock to O. Ray Strickland and O. Ray Strickland IRA ("Strickland Group") previously filed as
          Exhibit 10.14 to Form 10-KSB for fiscal year ended August 31, 1998.

27        Financial Data Schedule

(b)  Reports on From 8-K

               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                                PALADYNE CORP.
                                                  (Registrant)


                                        By:  /S/  JOSEPH H. LANDIS
                                           -----------------------------
Date: November 28, 2000                           Joseph H. Landis
                                             Vice President, Controller
                                             (Chief Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Position                 Date
----                          --------                 ----


/S/ Ronald L. Weindruch       President,Director       November 28, 2000
----------------------        ----------------------   ----------------------
Ronald L. Weindruch


                              Director
----------------------        ----------------------   ----------------------
William N. Kashul, Sr


/S/ Kenneth Horn              Director                 November 28, 2000
----------------------        ----------------------   ----------------------
Kenneth Horn


/S/ John D. Foster            Director                 November 28, 2000
----------------------        ----------------------   ----------------------
John D. Foster


                              Director
----------------------        ----------------------   ----------------------
Peter B. Atwal


/S/ James L. McGovern         Director                 November 28, 2000
----------------------        ----------------------   ----------------------
James L. McGovern


/S/ Stewart Harris            Director                 November 28, 2000
----------------------        ----------------------   ----------------------
Stewart Harris