Form 10QSB
period 2000-11-30
PALADYNE CORP
filed 2001-01-16
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 2000

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
                                  -------------
                 (Name of Small Business Issuer in its charter)

               Delaware                                   59-3562953
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


          610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (407)333-2488
                                  -------------
                           (Issuer's Telephone Number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Checked whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X         No
              ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                             Outstanding as of
                                                              January 2, 2001
Common Stock, $.001 PAR VALUE                                  8,459,351

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               ---       ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

          Condensed Balance Sheets - November 30, 2000                       4
               and August 31, 2000

          Condensed Statements of Operations -
          three months ended November 30, 2000 and 1999                      5

          Condensed Statements of Cash Flows -
          three months ended November 30, 2000 and 1999                      6

          Notes to Condensed Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                          9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13


SIGNATURES                                                                   13

PART I.

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Condensed Financial Statements for the three months ended November 30, 2000 and 1999 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                            CONDENSED BALANCE SHEETS

                                              NOVEMBER 30, 2000  AUGUST 31, 2000
                                                 (UNAUDITED)
                                              -----------------  ---------------
ASSETS
Current Assets:
     Cash and cash equivalents                    $   441,058       $   635,612
     Short term investments                           242,666           484,508
     Accounts receivable, net
      of allowances of $114,300 and $12,555         1,320,941         1,037,544
     Prepaid expenses and deposits                     22,511               867
                                                  -----------       -----------
               Total Current Assets                 2,027,176         2,158,531

Property and equipment, net                           113,707           124,725

Goodwill, net                                         205,055           211,012
Capitalized software development costs, net           458,496           338,037
Other assets                                           69,841            51,461
                                                  -----------       -----------
Total Assets                                      $ 2,874,275       $ 2,883,766
                                                  -----------       -----------
                                                  -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                             $ 1,076,069       $   680,214
     Accrued expenses                                 133,294           131,375
     Accrued preferred stock dividends                119,000           108,800
                                                  -----------       -----------
               Total Current Liabilities            1,328,363           920,389

Commitments and Contingencies

Stockholders' Equity
     Cumulative, convertible preferred stock;
      $.001 par value; 10,000,000 shares
      authorized, 137,143 issued and outstanding          137               137
     Common stock; $.001 par value; 25,000,000
      shares authorized, 8,459,351 and
      8,456,599 issued and outstanding                  8,459             8,457
     Additional paid in capital                     7,128,728         7,136,430
     Accumulated deficit                           (5,591,412)       (5,181,647)
                                                  -----------       -----------
     Total Stockholders' Equity                     1,545,912         1,963,377
                                                  -----------       -----------
     Total Liabilities and Stockholders' Equity   $ 2,874,275       $ 2,883,766
                                                  -----------       -----------
                                                  -----------       -----------


            See accompanying notes to condensed financial statements
            ========================================================

                                 PALADYNE CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     2000               1999
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------
Total Revenues                                      1,034,732           978,206

Cost of Revenues                                      837,230           757,960
                                                  -----------       -----------
Gross Profit                                          197,502           220,246

Selling, general and administrative expenses          590,629           246,601

Depreciation and amortization                          39,266            10,260
                                                  -----------       -----------

Loss From Operations                                 (432,393)          (36,615)

Other income (expense):
     Interest income                                   22,628             ---
     Interest expense                                   ---              (6,219)
                                                  -----------       -----------

Net loss                                             (409,765)          (42,834)
                                                  -----------       -----------

Cumulative Convertible Stock Dividend Requirement     (10,200)          (10,200)
                                                  -----------       -----------

Net loss attributable to common stockholders      $  (419,965)      $   (53,034)
                                                  -----------       -----------
                                                  -----------       -----------
Weighted average common shares outstanding          8,459,351         7,378,729


Loss per share - Basic and diluted                $  (.05)          $  (.01)


            See accompanying notes to condensed financial statements
            ========================================================

                                 PALADYNE CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


                                                      2000              1999
                                                   (UNAUDITED)       (UNAUDITED)


Cash flows used in operating activities           $  (277,767)      $  (146,274)

Cash flows provided by (used in) investing
  activities                                           80,713           (10,759)

Cash flows provided by financing activities             2,500           246,075
                                                  -----------       -----------
Net increase (decrease) in cash and
  cash equivalents                                   (194,554)           89,042

Cash and cash equivalents at beginning of period      635,612             ---
                                                  -----------       -----------

Cash and cash equivalents at end of period        $   441,058       $    89,042


Supplemental Cash Flow Information
     Cash paid for interest                       $     ---         $     6,219
     Accrual of preferred stock dividend               10,200             ---


            See accompanying notes to condensed financial statements
            ========================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1. BASIS OF PRESENTATION AND REVENUE RECOGNITION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for this interim period. The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year.

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.

These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended August 31, 2000 as filed with the Securities and Exchange Commission.

The Company recognizes revenue at the point at which the product is delivered to the customer, for software, and for services when the services are performed. The contractual relationship terms of agreements dictates the recognition of revenue by the Company.

The Company, at times, receives prepayments for professional services to be rendered. This revenue is deferred and as the services are provided, a proportionate share of the deferred revenue is recognized as revenue.

NOTE 2. CAPITAL STOCK

On September 26, 2000, options to acquire 2,752 common shares of the Company were exercised for $.9086 per share resulting in total proceeds of $2,500.

The holders of the Company's preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $119,000 as of November 30, 2000.

NOTE 3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs as of November 30, 2000 for the development of the Datagration product, release 1.0 and release 2.0, was $486,729. Datagration 1.0 was released in March 2000 and Datagration 2.0 was released in November 2000. Accumulated amortization of software development costs as of November 30, 2000 was $28,233. These capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

NOTE 4. INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded a valuation allowance to state deferred tax assets at estimated realizable value due to uncertainty related to realization of those assets through future taxable income.

NOTE 5. SUBSEQUENT EVENTS

On December 27, 2000 the Company announced that it had signed a definitive merger agreement with e-commerce support centers, inc., ("ecom") calling for ecom to become a wholly owned subsidiary of Paladyne. Upon closing of the merger the Company will issue 4,100,000 shares of a newly created Series B Convertible Preferred Stock, convertible into 8,200,000 of its common shares at a later date. In addition, ecom shareholders could receive 4,500,000 warrants to purchase Paladyne common shares; of this amount 4,000,000 could be exercisable in proportion to exercise of existing warrants and options held by existing Paladyne shareholders. The remaining 500,000 warrants will be earned and then exercisable based on achievement of specific revenue targets for the combined Company. Ecom shareholders will also receive additional common shares to preserve their ownership percentage in connection with a related private placement. Capitalized acquisition costs related to the merger were $18,070 at November 30, 2000. These costs are included in "Other Assets" on the balance sheet presented. The closing of the merger is subject to certain conditions and performance obligations.

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

On October 3, 2000 the Company announced it had signed a Letter of Intent with e-commerce support centers, inc., ("ecom"), calling for a merger with ecom to become a wholly owned subsidiary of Paladyne.

On December 27, 2000 the Company announced that it had signed a definitive merger agreement with e-commerce support centers, inc., ("ecom") calling for ecom to become a wholly owned subsidiary of Paladyne. Upon closing of the merger the Company will issue 4,100,000 shares of a newly created Series B Convertible Preferred Stock, convertible into 8,200,000 of its common shares at a later date. In addition, ecom shareholders could receive 4,500,000 warrants to purchase Paladyne common shares; of this amount 4,000,000 could be exercisable in proportion to exercise of existing warrants and options held by existing Paladyne shareholders. The remaining 500,000 warrants will be earned and then exercisable based on achievement of specific revenue targets for the combined Company. Ecom shareholders will also receive additional common shares to preserve their ownership percentage in connection with a related private placement. Capitalized acquisition costs related to the merger were $18,070 at November 30, 2000. These costs are included in "Other Assets" on the balance sheet presented. The closing of the merger is subject to certain conditions and performance obligations.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Statements of Operations for the three months ended November 30, 2000 and 1999, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                              Three Months Ended
                                  November 30
                              2000           1999
                              -------------------
                                   (UNAUDITED)

Total revenues                100%           100%

Cost of revenues               81%            77%
                              ----           ----
Gross profit                   19%            23%

Operating expenses             61%            26%
                              ----           ----
Operating loss                (42%)           (3%)

Interest expense                0%            (1%)

Interest income                 2%             0%
                              ----           ----
Net loss                      (40%)           (4%)
                              ----           ----
                              ----           ----

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 TO THREE MONTHS ENDED
----------------------------------------------------------------------------
NOVEMBER 30, 1999
-----------------

Revenues for the three months ended November 30, 2000 increased $56,526 to $1,034,732 from the corresponding three month period in the prior year. This increase is due to increased focus on the software database products and the development of the Company's Datagration product line.

Gross profit decreased by $22,744 for the three month period ended November 30, 2000 from $220,246 for the corresponding three month period in the prior year to $197,502. As a percentage of sales, gross profit decreased slightly to 19% during the three month period ended November 30, 2000 from 23% for the same period in the prior year. This decrease is attributable to an increase in the costs associated with providing database services.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 26% for the three months ended November 30, 1999 to 61% from the three months ended November 30, 2000. This increase is due to a write off of $114,300 for a receivable deemed uncollectible. There was also an increase in rent expense due to additional corporate office space over the same three month period in the prior year. In addition, during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, computer hardware and software expenses increased due to additional operating requirements and expenses for tradeshows increased due to product introduction and the need to exhibit the product in the marketplace.

There was no interest expense in the first quarter of fiscal 2001as the Company did not utilize its current line of credit.

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

Cash used in operating activities changed from $146,274 to $277,767 for the three months ended November 30, 1999 to the corresponding three months in 2000. This cash decrease is primarily the result of start up activities related to the introduction of the Datagration product into the marketplace. The Company continues to maintain adequate cash and investments to fund its operations but the proposed merger with ecom will require a substantial amount of these funds.

As previously discussed, the Company has signed a definitive merger agreement with e-commerce support centers, inc. It is anticipated that as a result of the merger, the Company will be raising additional funds through private placements to enable the combined Company to execute its business plan.

In April 1999, the Company entered into an expanded credit facility providing a line of credit up to $250,000 at a rate of prime plus 1 1/4% and renewable six months from the date of the original agreement. The line of credit was extended to December 31, 1999. On February 28, 2000 the Company repaid the entire line of credit of $250,000. The Company negotiated a new line of credit with The Huntington National Bank in May 2000. The line of credit is for $500,000 secured by the receivables of the Company and expires April 1, 2001. The rate is prime plus 1 1/2 %. As of November 30, 2000 and January 12, 2001, the Company has not used any proceeds from the line of credit.

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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

In November 1999, the Company terminated the employment with its Vice President of Sales. Subsequent to this termination, the former employee filed a lawsuit claiming additional compensation was warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary judgment order on default in June 2000 to the plaintiff in the amount of $137,500. The Company appealed the decision and in July 2000 submitted to the Court a Motion to Open Default. A hearing was held on August 4, 2000 and the Court ordered the summary judgment to be reopened and the Company may present its defense in this matter. A court date has not been set for this hearing as of January 15, 2001. The only notice the Company has received in this matter is that the plaintiff's attorney has voluntarily removed themselves from the action. The Company has not received any notification of a new attorney for the plaintiff. The Company does not agree with the assertion and fully intends to defend itself vigorously against this claim. As such, no provision has been accrued in these financial statements as the Company believes there is no merit to the claim.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PALADYNE CORP.


Date:   January 15, 2001                     By: /s/ Ronald L. Weindruch
                                                 -------------------------------
                                                 Ronald L. Weindruch
                                                 President


Date:   January 15, 2001                     By: /s/ Joseph H. Landis
                                                 -------------------------------
                                                 Joseph H. Landis
                                                 Vice President - CFO