Form 10QSB
period 2001-02-28
PALADYNE CORP
filed 2001-04-23
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [x]          QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 28, 2001

                                       OR

     [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANCE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission File Number 0-22969

                                 Paladyne Corp.
                 (Name of Small Business Issuer in its charter)

               Delaware                               59-3562953
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)


                 1650A Gum Branch Road, Jacksonville, NC 28540
                    (Address of Principal Executive Offices)

                                  (888)773-3501
                           (Issuer's Telephone Number)

          610 Crescent Executive Court, Suite 124, Lake Mary, FL 32746
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     Class                                                  Outstanding as of
                                                             April 10, 2001
Common Stock, $.001 PAR VALUE                                  8,459,351

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               ---       ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                   3

          Condensed Consolidated Balance Sheets - February 28, 2001
          and August 31, 2000                                                 4

          Condensed Consolidated Statements of Operations -
          three months ended February 28, 2001 and
          February 29, 2000                                                   5

          Condensed Consolidated Statements of Operations -
          six months ended February 28, 2001 and
          February 29, 2000                                                   6

          Condensed Consolidated Statements of Cash Flows -
          six months ended February 28, 2001 and
          February 29, 2000                                                   7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   16

          SIGNATURES                                                         16

PART I.

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and six months ended February 28, 2001 and February 29, 2000 have been prepared by Paladyne Corp., a Delaware corporation.

PALADYNE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                               FEBRUARY 28, 2001 AUGUST 31, 2000
                                                   (UNAUDITED)   ---------------
                                                   -----------
ASSETS
Current Assets:
     Cash and cash equivalents                      $    398,459   $    635,612
     Short term investments                              242,666        484,508
     Accounts receivable, net
       of allowances of $107,999 and $12,555           1,531,289      1,037,544
     Prepaid expenses and other current assets           120,939            867
                                                    ------------   ------------
          Total Current Assets                         2,293,353      2,158,531

Property and equipment, net                            3,188,137        124,725

Goodwill, net                                          9,520,256        211,012
Capitalized software development costs, net              417,936        338,037
Other assets                                              52,272         51,461
                                                    ------------   ------------
          Total Assets                              $ 15,471,954   $  2,883,766
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                  $  1,850,000
     Accounts payable                                  1,229,008   $    680,214
     Due to affiliate                                    128,911
     Accrued expenses                                    601,355        131,375
     Accrued preferred stock dividends                   129,200        108,800
     Current portion of capital lease obligations        797,247
     Current portion of long term debt                   431,466
                                                    ------------   ------------
          Total Current Liabilities                    5,167,187        920,389

Capital lease obligations                                881,753
Long term debt                                         3,068,534
                                                    ------------   ------------
          Total Liabilities                            9,117,474        920,389
                                                    ------------   ------------

Stockholders' Equity
     Cumulative, convertible preferred stock;
       $.001 par value; 5,000,000 shares
       authorized, 137,143 issued and outstanding            137            137
     Convertible preferred stock- Series B, $.001
       par value, 5,000,000 shares authorized,
       4,100,000 and -0- issued and outstanding            4,100
     Common stock; $.001 par value; 25,000,000
       shares authorized, 8,459,351 and
       8,456,599 issued and outstanding                    8,460          8,457
     Additional paid-in capital                       12,879,848      7,136,430
     Accumulated deficit                              (6,538,065)    (5,181,647)
                                                    ------------   ------------
         Total Stockholders' Equity                    6,354,480      1,963,377
                                                    ------------   ------------
         Total Liabilities and Stockholders' Equity $ 15,471,954   $  2,883,766
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED
                                                    FEBRUARY 28,  FEBRUARY 29,
                                                       2001           2000
                                                    (UNAUDITED)    (UNAUDITED)
                                                    -----------    -----------
Total Revenues                                      $  1,234,462   $  1,268,755

Cost of Revenues                                         450,204        460,838
                                                    ------------   ------------
Gross Profit                                             784,258        807,917

Selling, general and administrative expenses           1,485,317        638,680
Depreciation and amortization                            193,279         28,565
                                                    ------------   ------------

Income (loss) from operations                           (894,338)       140,672

Other income (expense):
          Interest income                                  5,406           -
          Interest expense                               (57,721)       (13,249)
                                                    ------------   ------------

Net income (loss)                                       (946,653)       127,423

Cumulative Convertible Preferred Stock

          Dividend Requirement                          ( 10,200)      ( 10,200)
                                                    ------------   ------------

Net income (loss) attributable to
          common stockholders                       $   (956,853)  $    117,223
                                                    ============   ============
Weighted average common shares outstanding:

               Basic                                   8,459,351      7,403,658
               Diluted                                 8,459,351     10,059,106


Earnings (loss) per share:
               Basic                                   $    (.11)     $     .02
               Diluted                                 $    (.11)     $     .01


      See accompanying notes to condensed consolidated financial statements

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE SIX MONTHS ENDED
                                                    FEBRUARY 28,   FEBRUARY 29,
                                                        2001          2000
                                                    (UNAUDITED)    (UNAUDITED)
                                                    -----------    -----------

Total Revenues                                      $  2,269,194   $  2,246,961

Cost of Revenues                                       1,287,434      1,218,798
                                                    ------------   ------------
Gross Profit                                             981,760      1,028,163

Selling, general and administrative expenses           2,075,946        885,281
Depreciation and amortization                            232,545         38,825
                                                    ------------   ------------

Income (loss) from operations                         (1,326,731)       104,057

Other income (expense):
          Interest income                                 21,048           -
          Interest expense                               (57,721)       (19,468)
          Other income                                     6,986           -
                                                    ------------   ------------

Net income (loss)                                     (1,356,418)        84,589


Cumulative Convertible Preferred

          Stock Dividend Requirement                    ( 20,400)      ( 20,400)
                                                    ------------   ------------

Net income (loss) attributable to
          common stockholders                        ($1,376,818)  $     64,189
                                                    ============   ============
Weighted average common shares outstanding:

               Basic                                   8,458,956      7,428,587
               Diluted                                 8,458,956      9,615,589

Earnings (loss) per share:
               Basic                                   $    (.16)     $     .01
               Diluted                                 $    (.16)     $     .01


      See accompanying notes to condensed consolidated financial statements

PALADYNE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      FOR THE SIX MONTHS ENDED
                                                     FEBRUARY 28,  FEBRUARY 29,
                                                        2001           2000
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

Cash flows used in operating activities             $   (165,641)  $   ( 21,095)

Cash flows used in investing activities                 (380,833)      (527,285)

Cash flows provided by financing activities              309,321      1,396,119
                                                    ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                                      (237,153)       847,739

Cash and cash equivalents at beginning of period         635,612         -----
                                                    ------------   ------------

Cash and cash equivalents at end of period          $    398,459   $    847,739
                                                    ============   ============

Supplemental Cash Flow Information:
          Cash paid for interest                    $       -      $     19,468

Non cash investing and financing activities:
          Issuance of common shares as payment
          of debt                                                        99,400
          Accrual of preferred stock dividend             20,400         88,400
          Assets acquired in merger                    4,234,636           -
          Debt assumed in merger                       5,000,000           -
          Liabilities assumed in merger                2,375,579           -
          Issuance of preferred stock in merger        5,765,420           -


      See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial information included herein includes the information for Paladyne Corp. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for this interim period. The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended August 31, 2000 as filed with the Securities and Exchange Commission.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

NOTE 2.   MERGER

On February 1, 2001, Paladyne Corp. ("Paladyne") through a wholly-owned subsidiary E-com Acquisition Corp. ("Acquisition Sub"), merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("e-com"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement"). Upon the Merger, e-com became a wholly-owned subsidiary of Paladyne. e-com is a provider of electronic Customer Relationship Management (CRM) solutions as an outsourcing option to e-commerce companies from its call center in Jacksonville, NC. The merger consideration (the "Merger Consideration") to the e-com shareholders consisted of shares of newly-created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. Terrence J. Leifheit, the principal shareholder of e-com, and another e-com shareholder, delivered into escrow securities representing approximately 25% of the aggregate Merger Consideration as security for indemnification claims Paladyne may have under the Merger Agreement.

Upon the Merger, Paladyne issued 4,100,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock votes on a two-for-one basis with the Common Stock on all matters, but with a separate vote on matters directly affecting such Series, mandatorily converts into two shares of Paladyne Common Stock immediately following stockholder approval (the "Stockholder Approval") of an increase in the number of authorized shares of Common Stock, will receive any dividends declared on an as-converted basis with the Common Stock and will have a liquidation preference of $5.00 per share. In the event the Stockholder Approval is not obtained by July 2, 2001 (which date may be extended by reason of delays in obtaining certain historical financial information of e-com), then the holders of the Series B Preferred Stock would have rights to designate directors who would comprise a majority of the Board of Directors and would have a 100% increase in their liquidation preference, until the Stockholder Approval is obtained. To protect against dilution to the former e-com shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised.

To give the former e-com shareholders the opportunity to participate more directly in the future performance of Paladyne resulting from the acquired e-com business, Paladyne granted to them Performance Warrants to purchase 500,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), exercisable for five years and vesting in 100,000 share tranches for each $20 million of net revenue increases, above $50 million annually, achieved in either year or both of the two (2) year periods ending January 31, 2002 and 2003. For the purpose of these awards, the measurement will be on a trailing 12-month basis, and with an acceptable gross margin (20% or greater) for each tranche to qualify.

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), e-com shareholders will receive, one share (the "Deferred Shares") of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities.

The Merger Agreement provided that Paladyne would grant options, at market value, to e-com employees for the purchase of an aggregate of 500,000 shares of Paladyne Common Stock under its 1999 Stock Option Plan. The Compensation Committee of the Board of Directors was authorized to grant such options upon receipt from former e-com management of a proposal of the-ecom employees to whom the options should be granted.

Immediately prior to the Merger, e-com purchased from Gibralter Publishing, Inc., a North Carolina corporation, all of the tangible and intangible assets used in e-com's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ecom. The purchase price for these assets was $5 million which is payable by e-com pursuant to two amended promissory notes issued to Gibralter and guaranteed by Paladyne, one note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second note for $3,500,000, is repayable in equal quarterly principal and interest payments of $377,000 beginning in October 2001 and continuing through July 2004. Both notes bear interest at 10% per annum and are secured by the purchased assets.

A portion of these assets used by e-com in its call center operations consists of equipment that is leased by Gibraltar pursuant to various equipment leases. Pending the receipt by Gibralter of lessor consents to the assignments of these leases to e-com, and in accordance with an Equipment Use Agreement entered into by Gibralter and e-com, Gibralter has granted to e-com the right to possess and use the equipment and e-com has agreed to assume and pay to the lessors the payments to be made by Gibralter pursuant to the leases.

The acquisition was accounted for using the purchase method of accounting effective February 1, 2001, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements as of February 28, 2001. As of April 12, 2001 the Company has performed a purchase price allocation based upon information available as of this date. The purchase price has been allocated to the net assets acquired and net liabilities assumed based upon their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $4,235,000, assumed debt of $5,000,000 and other liabilities of approximately $2,376,000. The 4,100,000 shares of Series B Preferred Stock issued in the merger was valued based upon the underlying 8,200,000 shares of common stock at a price of $.7031 (average fair value a few days before and after the date of the merger agreement) for a total consideration of $5,765,000. Total consideration of $5,765,000 and acquisition costs of approximately $467,000 results in an excess of purchase price over the fair value of the net assets acquired of $9,373,000 that has been assigned to goodwill that will be amortized on a straight-line basis over 15 years. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the acquisition had taken place on September 1, 1999. e-com had a December 31 year end and therefore, e-com's results for the three and six months ended December 31, 2000 have been consolidated with Paladyne's results for the three and six months ended February 28, 2001. e-com's results for the three and six months ended March 31, 2000 have been consolidated with Paladyne's results for the three and six months ended February 29, 2000.

                          For the three months ended For the six months ended February 28, February 29, February 28, February 29,
                              2001          2000         2001           2000
                              ----          ----         ----           ----

  Revenues                 $ 2,121,055  $ 1,887,753   $ 4,733,619  $ 3,085,363
  Net loss attributable
    to common stockholders $(1,392,276) $  (820,235)  $(2,799,814) $(2,218,719)

  Weighted average common
    shares outstanding:
    Basic and diluted        8,459,351    7,403,658     8,458,956    7,428,587

  Earnings (loss) per share:
    Basic and diluted         $   (.16)    $   (.11)     $   (.33)    $   (.30)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of the goodwill and increased interest expense on acquisition related debt. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

NOTE 3.   CAPITAL STOCK

The holders of the Company's cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $129,200 as of February 28, 2001.

NOTE 4.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs as of February 28, 2001 for the development of the Datagration product, release 1.0 and release 2.0, was $486,729. Datagration 1.0 was released in March 2000 and Datagration 2.0 was released in November 2000. Accumulated amortization of software development costs as of February 28, 2001 was $68,793. These capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

NOTE 5.   INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded a valuation allowance to state deferred tax assets at estimated realizable value. The Company does not consider the realization of such amounts to be more likely than not, due to uncertainty related to realization of those assets through future taxable income.

NOTE 6.   DEBT AND CAPITAL LEASE OBLIGATIONS:

In conjunction with the e-com acquisition on February 1, 2001, the Company assumed debt related to the purchase of fixed assets and capital lease obligations totaling approximately $6,743,000. Notes payable to Gibralter Publishing, Inc., a related party, represents $5,000,000 of this total. The remaining balance relates to capitalized leases for equipment and software. Total debt and capital lease obligations obligations as of February 28, 2001 are summarized as follows:

     Notes payable to Gibralter Publishing, Inc., 10% interest,      $5,000,000
     Line of credit with a bank, interest at prime plus 1%              350,000
     Capital leases, principal and interest payable in installments through 2004, interest rates range from 8% to 13%
       collateralized by specific computer and telephone
       equipment and software                                         1,679,000
                                                                     ----------

               Total                                                  7,029,000
               Less current portion                                   3,078,713
                                                                     ----------

               Total long term portion                               $3,950,287
                                                                     ==========

NOTE 7.   CONTINGENCY

The Company has been named in a lawsuit filed by a former employee claiming additional compensation is due. The Company's position is that the lawsuit has no merit and intends to vigorously defend its position. No amounts have been accrued relating to this lawsuit as of February 28, 2001.

NOTE 8.   SUBSEQUENT EVENTS

In April 2001, the Company's Board of Directors authorized the issuance of up to $500,000 of 8% convertible subordinated debentures. These debentures provide that they are convertible into common shares of the Company, at the option of the Company, upon completion of a private placement of the Company's common stock or an instrument convertible into common stock of at least $500,000. The conversion rate of these debentures shall be equivalent to that in the private placement that triggers the Company's conversion rights. The debentures will mature on March 31, 2002 with interest and principal due at that time if not converted into common stock. The debentures are subordinate to all indebtedness of the Company and its subsidiaries. On April 11, 2001, an officer and board member of the Company was issued $50,000 of these debentures for cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Paladyne Corp. (the "Company") provides software products and ancillary services that enable companies to quickly build databases with high data integrity, thus cutting long implementation times and eliminating the risk of building the database with poor quality data. As discussed in the following paragraphs, an acquisition has expanded the Company's services to include traditional call center services and Customer Relationship Management (CRM) solutions. Paladyne data quality solutions and services support desktop marketers and developers of data warehouses and data marts. Paladyne software is based on an open, multi-tiered, cross-platform architecture within the customer relationship management segment.

On February 1, 2001, the Company, through a wholly-owned subsidiary E-com Acquisition Corp. ("Acquisition Sub"), merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("e-com"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement"). Upon the Merger, e-com became a wholly-owned subsidiary of Paladyne. e-com is a provider of electronic Customer Relationship Management (CRM) solutions as an outsourcing option to traditional and e-commerce companies from its call center in Jacksonville, NC. The merger consideration (the "Merger Consideration") to the e-com shareholders consisted of shares of newly-created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. Terrence J. Leifheit, the principal shareholder of e-com, and another e-com shareholder, delivered into escrow securities representing approximately 25% of the aggregate Merger Consideration as security for indemnification claims Paladyne may have under the Merger Agreement.

Upon the Merger, Paladyne issued 4,100,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock votes on a two-for-one basis with the Common Stock on all matters, but with a separate vote on matters directly affecting such Series, mandatorily converts into two shares of Paladyne Common Stock immediately following stockholder approval (the "Stockholder Approval") of an increase in the number of authorized shares of Common Stock, will receive any dividends declared on an as-converted basis with the Common Stock and will have a liquidation preference of $5.00 per share. In the event the Stockholder Approval is not obtained by July 2, 2001 (which date may be extended by reason of delays in obtaining certain historical financial information of e-com), then the holders of the Series B Preferred Stock would have rights to designate directors who would comprise a majority of the Board of Directors and would have a 100% increase in their liquidation preference, until the Stockholder Approval is obtained. To protect against dilution to the former e-com shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised.

To give the former e-com shareholders the opportunity to participate more directly in the future performance of Paladyne resulting from the acquired e-com business, Paladyne granted to them Performance Warrants to purchase 500,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), exercisable for five years and vesting in 100,000 share tranches for each $20 million of net revenue increases, above $50 million annually, achieved in either year or both of the two (2) year periods ending January 31, 2002 and 2003. For the purpose of these awards, the measurement will be on a trailing 12-month basis, and with an acceptable gross margin (20% or greater) for each tranche to qualify.

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), e-com shareholders will receive, one share

(the "Deferred Shares") of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities.

The Merger Agreement provided that Paladyne would grant options, at market value, to e-com employees for the purchase of an aggregate of 500,000 shares of Paladyne Common Stock under its 1999 Stock Option Plan. The Compensation Committee of the Board of Directors was authorized to grant such options upon receipt from former e-com management of a proposal of the-ecom employees to whom the options should be granted.

Immediately prior to the Merger, e-com purchased from Gibralter Publishing, Inc., a North Carolina corporation of which Mr. Leifheit is a principal shareholder ("Gibralter"), all of the tangible and intangible assets used in e-com's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ecom. The purchase price for these assets was $5 million which is payable by e-com pursuant to two amended promissory notes issued to Gibralter and guaranteed by Paladyne, one note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second note for $3,500,000, is repayable in equal quarterly principal and interest payments of $377,000 beginning in October 2001 and continuing through July 2004. Both notes bear interest at 10% per annum and are secured by the purchased assets.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2001 and February 29, 2000, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                              Three months Ended         Six months Ended
                          February 28,  February 29,  February 28, February 29,
                             2001          2000         2001          2000
                             ------------------         ------------------
                                 (UNAUDITED)                (UNAUDITED)

Total revenues               100%          100%         100%        100%

Cost of revenues              36%           36%          57%         54%
                             ----          ----         ----        ----
Gross profit                  64%           64%          43%         46%

Operating expenses           136%           53%         102%         41%
                             ----          ----         ----        ----
Operating income (loss)      (72%)          11%         (59%)         5%

Interest expense              (5%)          (1%)         (2%)        (1%)

Interest income                -             -            1%          -
                             ----          ----         ----        ----
Net income (loss)            (77%)          10%         (60%)         4%
                             ----          ----         ----        ----
                             ----          ----         ----        ----

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001 TO SIX MONTHS ENDED
------------------------------------------------------------------------
FEBRUARY 29, 2000
-----------------

Revenues for the six months ended February 28, 2001 increased $22,233 (1%) to $2,269,194 from the corresponding six-month period in the prior year. This increase is due to the acquisition that was effective February 1, 2001 that resulted in $897,082 of revenue during the month of February. The Company's traditional revenue sources declined $874,849 during this six months. This decrease is due to the termination of the US West MDU project which concluded in June 2000 and the significant reduction of the Qwest database project in December 2000. The US West project was providing approximately $110,000 of monthly revenue while the Qwest database project was generating about $250,000 of monthly revenue.

Gross profit decreased by only $46,403 (5%) for the six-month period ended February 28, 2001 from $1,028,163 for the corresponding six-month period in the prior year to $981,760. As a percentage of sales, gross profit decreased slightly to 43% during the six-month period ended February 28, 2001 from 46% for the same period in the prior year. This decrease is attributable to slightly higher costs associated with providing database services.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 41% for the six months ended February 29, 2000 to 102% for the six months ended February 28, 2001. This increase is due in part to a sharp decline in the Company's traditional revenue stream that did not affect normal operating costs. Trade show costs were also higher in this period due to increased marketing activity related to the Company's Datagration product. The inclusion of the February operations for e-com that was acquired on February 1, 2001 also accounted for a large portion of this increase. Depreciation and amortization increased from $38,825 to $232,545 for the six months ended February 29, 2000 compared to February 28, 2001. This is due primarily to the amortization of goodwill related to the acquisition of e-com and the depreciation of the acquired assets.

Interest expense, as percentage of revenue, increased to 2% from 1% during the six months ended February 28, 2001 as compared to the six months ended February 29, 2000. This increase from $19,468 to $57,721 is attributable to the debt assumed relating to the acquisition of e-com on February 1, 2001.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 TO THREE MONTHS ENDED FEBRUARY 29, 2000

Revenues for the three months ended February 28, 2001 decreased $34,293 (3%) to $1,234,462 from the corresponding three month period in the prior year. This increase is due to the acquisition that was effective February 1, 2001 that resulted in $897,082 of revenue during the month of February. The Company's traditional revenue sources declined $931,375 during this three months. This decrease is due to the termination of the US West MDU project which concluded in June 2000 and the significant reduction of the Qwest database project in December 2000. The US West project was providing approximately $110,000 of monthly revenue while the Qwest database project was generating about $250,000 of monthly revenue.

Gross profit decreased by only $23,659 (3%) for the three-month period ended February 28, 2001 from $807,917 for the corresponding three-month period in the prior year to $784,258. As a percentage of sales, gross profit increased only 1% to 64% during the three-month period ended February 28, 2001 from 63% for the same period in the prior year.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 53% for the three months ended February 29, 2000 to 136% for the six months ended February 28, 2001. This increase is due in part to a sharp decline in the Company's traditional revenue stream that did not affect normal operating costs. Trade show costs were also higher in this period due to increased marketing activity related to the Company's Datagration product. The inclusion of the February operations for e-com that was acquired on February 1, 2001 also accounted for a large portion of this increase. Depreciation and amortization increased from $28,565 to $193,279 for the three months ended February 29, 2000 compared to February 28, 2001. This is due primarily to the amortization of goodwill related to the acquisition of e-com and the depreciation of the acquired assets.

Interest expense, as percentage of revenue, increased to 5% from 1% during the three months ended February 28, 2001 as compared to the three months ended February 29, 2000. This increase from $13,249 to $57,721 is attributable to the debt assumed relating to the acquisition of e-com on February 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, outside consultants such as independent contractors who provide database and professional marketing and sales consulting services, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company is aggressively seeking additional financing or additional equity infusion to fund the acquisition and growth of e-com. A private placement of between $3,000,000 - $6,000,000 would be optimum to implement the most aggressive growth plans of the Company and it is likely that this will be dilutive to stockholders. The Company is engaged in cost cutting moves including closing the Florida office and certain employee reductions. If a private placement of smaller amount is necessary, then certain growth plans of the Company would have to be modified and reduced.

Cash used in operating activities increased from $21,095 to $165,641 for the six months ended February 29, 2000 to the corresponding six months in 2001. This cash decrease is primarily the result of start up activities related to the introduction of the Datagration product into the marketplace. The Company continues to maintain adequate cash and investments to fund its operations but the merger with ecom will require a substantial amount of these funds.

The Company negotiated a new line of credit with The Huntington National Bank in May 2000. The line of credit is for $500,000 secured by the receivables of the Company and expires June 15, 2001. The interest rate is prime plus 1%. As of February 28, 2001 the Company has used $350,000 proceeds from the line of credit, which was the maximum available under the $500,000 line of credit.

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

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

In November 1999, the Company terminated the employment with its Vice President of Sales. Subsequent to this termination, the former employee filed a lawsuit claiming additional compensation was warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary judgment order on default in June 2000 to the plaintiff in the amount of $137,500. The Company appealed the decision and in July 2000 submitted to the Court a Motion to Open Default. A hearing was held on August 4, 2000 and the Court ordered the summary judgment to be reopened and the Company may present its defense in this matter. A mediation conference is scheduled for April 27, 2001. The Company is defending itself vigorously against this claim. As such, no provision has been accrued in these financial statements as the Company believes there is no merit to the claim.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - none

          (b)  Reports on Form 8-K dated 12/27/00 filed on 1/30/01, reporting in item 5 the entry into the Merger Agreement with e-com support centers, inc. (e-com)
                    8-K dated 2/1/01 filed on 2/8/01, reporting in item 2 the
                      closing of the e-com merger agreement
                    8-K/A dated 2/1/01 filed on 4/17/01, reporting in item 2
                      post closing amendments to some of the agreements entered into upon the e-com merger and in item 7 financial statements of e-com and pro-forma financial information of e-com and the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADYNE CORP.


Date:     April 19, 2001                     By /s/ Terrance Leifheit
                                             ----------------------------------
                                             Terrance Leifheit
                                             President


Date:     April 19, 2001                     By /s/ Clifford Clark
                                             ----------------------------------
                                             Clifford Clark
                                             Chief Financial Officer