Form 10QSB
period 2001-05-31
PALADYNE CORP
filed 2001-07-23
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 2001

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

                                  910-478-0097
                           (Issuer's Telephone Number)

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

         Class                                                Outstanding as of
                                                                June 10, 2001
Common Stock, $.001 PAR VALUE                                     8,459,351

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                         3

          Condensed Consolidated Balance Sheets - May 31, 2001
          and August 31, 2000                                                 4

          Condensed Consolidated Statements of Operations -
          three months ended May 31, 2001 and
          May 31, 2000                                                        5

          Condensed Consolidated Statements of Operations -
          nine months ended May 31, 2001 and
          May 31, 2000                                                        6

          Condensed Consolidated Statements of Cash Flows -
          nine months ended May 31, 2001 and May 31, 2000                     7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

                                     PART I.

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and nine months ended May 31, 2001 and May 31, 2000 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  MAY 31, 2001  AUGUST 31, 2000
                                                  (UNAUDITED)   ---------------
                                                  ------------
ASSETS
Current Assets:
     Cash and cash equivalents                     $   296,908      $   635,612
     Short term investments                                  -          484,508
     Accounts receivable, net
     of allowances of $607,999 and $12,555           1,376,576        1,037,544
     Prepaid expenses and other current assets          86,200              867
                                                   -----------      -----------
          Total Current Assets                       1,759,684        2,158,531

Property and equipment, net                          2,954,287          124,725
Goodwill, net                                        9,358,077          211,012
Capitalized software development costs, net            377,374          338,037
Other assets                                            31,674           51,461
                                                   -----------      -----------
          Total Assets                             $14,481,096      $ 2,883,766
                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                 $ 1,850,000
     Accounts payable                                1,584,905      $   680,214
     Accrued expenses                                  980,463          131,375
     Accrued preferred stock dividends                 139,400          108,800
     Current portion of capital lease obligations      652,531
     Current portion of long-term debt                 898,467
                                                   -----------      -----------
          Total Current Liabilities                  6,105,766          920,389

Capital lease obligations                              852,175
Long-term debt                                       2,651,533
                                                   -----------      -----------
          Total Liabilities                          9,609,474          920,389
                                                   -----------      -----------

Stockholders' Equity
     Cumulative, convertible preferred stock;
       $.001 par value; 5,000,000 shares
       authorized, 137,143 issued and outstanding          137              137
     Convertible preferred stock- Series B, $.001
       par value, 5,000,000 shares authorized,
       4,100,000 and -0- issued and outstanding          4,100
     Common stock; $.001 par value; 25,000,000
       shares authorized, 8,459,351 and
       8,456,599 issued and outstanding                  8,460            8,457
     Additional paid-in capital                     12,869,647        7,136,430
     Accumulated deficit                            (8,010,722)      (5,181,647)
                                                   -----------      -----------
     Total Stockholders' Equity                      4,871,622        1,963,377
                                                   -----------      -----------
     Total Liabilities and Stockholders' Equity    $14,481,096      $ 2,883,766
                                                   ===========      ===========


      See accompanying notes to condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED
                                                     MAY 31,         MAY 31,
                                                      2001            2000
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

Total Revenues                                     $ 3,089,932      $ 1,581,445

Cost of Revenues                                     1,832,994          984,022
                                                   -----------      -----------
Gross Profit                                         1,256,938          597,423

Selling, general and administrative expenses         2,114,075          553,049
Depreciation and amortization                          453,965           36,728
                                                   -----------      -----------

Income (loss) from operations                       (1,311,102)           7,646

Other income (expense):
     Interest income                                     7,536                -
     Interest expense                                 (169,091)          (4,950)
                                                   -----------      -----------

Net income (loss)                                   (1,472,657)           2,696

Cumulative Convertible Preferred
     Stock Dividend Requirement                        (10,200)         (10,200)
                                                   -----------      -----------

Net income (loss) attributable to
     common stockholders                           ($1,482,857)     $    (7,504)
                                                   ===========      ===========
Weighted average common shares outstanding:
          Basic                                      8,459,351        8,404,334
          Diluted                                    8,459,351        8,404,334

Earnings (loss) per share:
          Basic                                        $  (.18)          $    -
          Diluted                                      $  (.18)          $    -


      See accompanying notes to condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE NINE MONTHS ENDED
                                                     MAY 31,          MAY 31,
                                                      2001             2000
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

Total Revenues                                     $ 5,366,350      $ 3,828,405

Cost of Revenues                                     3,120,428        2,202,820
                                                   -----------      -----------
Gross Profit                                         2,245,922        1,625,585

Selling, general and administrative expenses         4,190,755        1,438,331
Depreciation and amortization                          686,510           75,553
                                                   -----------      -----------

Income (loss) from operations                       (2,631,343)         111,701

Other income (expense):
     Interest income                                    28,584               --
     Interest expense                                 (226,316)         (24,418)
                                                   -----------      -----------

Net income (loss)                                   (2,829,075)          87,283

Cumulative Convertible Preferred Stock
     Dividend Requirement                              (30,600)         (30,600)
                                                   -----------      -----------

Net income (loss) attributable to
     common stockholders                           $(2,859,675)     $    56,683
                                                   ===========      ===========
Weighted average common shares outstanding:
          Basic                                      8,459,351        7,499,172
          Diluted                                    8,459,351        9,446,679

Earnings (loss) per share:
          Basic                                       $   (.34)        $    .01
          Diluted                                     $   (.34)        $    .01


      See accompanying notes to condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED
                                                      MAY 31,         MAY 31,
                                                       2001            2000
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

Cash flows used in operating activities             $ (426,585)      $ (138,606)

Cash flows used in investing activities                (97,146)        (572,626)

Cash flows provided by financing activities            185,027        1,375,218
                                                    ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                    (338,704)         663,986

Cash and cash equivalents at beginning of period       635,612                -
                                                    ----------       ----------

Cash and cash equivalents at end of period          $  296,908       $  663,986
                                                    ==========       ==========

Supplemental Cash Flow Information:
     Cash paid for interest                         $        -       $   24,418

Non cash investing and financing activities:
     Issuance of common shares as payment
     of debt                                                             99,400
     Accrual of preferred stock dividend                40,800          108,800
     Assets acquired in merger                       4,234,636                -
     Debt assumed in merger                          5,000,000                -
     Liabilities assumed in merger                   2,375,579                -
     Issuance of preferred stock in merger           5,765,420                -


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

Upon the Merger, Paladyne issued 4,100,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock votes on a two-for-one basis with the Common Stock on all matters, but with a separate vote on matters directly affecting such Series, mandatorily converts into two shares of Paladyne Common Stock immediately following stockholder approval of an increase in the number of authorized shares of Common Stock, will receive any dividends declared on an as-converted basis with the Common Stock and will have a liquidation preference of $5.00 per share. The stockholder approval was obtained during a July 10, 2001 stockholders meeting, accordingly, the shares are deemed converted as of that date.

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

The acquisition was accounted for using the purchase method of accounting effective February 1, 2001, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements as of May 31, 2001. As of July 20, 2001 the Company has performed a purchase price allocation based upon information available as of this date. The purchase price has been allocated to the net assets acquired and net liabilities assumed based upon their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $4,235,000, assumed debt of $5,000,000 and other liabilities of approximately $2,376,000. The 4,100,000 shares of Series B Preferred Stock issued in the merger was valued based upon the underlying 8,200,000 shares of common stock at a price of $.7031 (average fair value a few days before and after the date of the merger agreement) for a total consideration of $5,765,000. Total consideration of $5,765,000 and acquisition costs of approximately $467,000 results in an excess of purchase price over the fair value of the net assets acquired of $9,373,000 that has been assigned to goodwill that will be amortized on a straight-line basis over 15 years. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the acquisition had taken place on September 1, 1999. e-com had a December 31 year end and therefore, e-com's results for the three and six months ended December 31, 2000 have been consolidated with Paladyne's results for the three and nine months ended May 31, 2001. e-com's results for the three and nine months ended June 30, 2000 have been consolidated with Paladyne's results for the three and nine months ended May 31, 2000.

                           For the three months ended  For the nine months ended
                              May 31,       May 31,     May 31,       May 31,
                               2001          2000        2001          2000
                               ----          ----        ----          ----
                              Actual      Pro Forma    Pro Forma     Pro Forma
  Revenues                  $ 3,089,932  $ 2,775,778  $ 7,823,551  $  5,861,140
  Net loss attributable
    to common stockholders  $(1,482,857) $  (978,640) $(4,282,671) $ (3,197,361)

  Weighted average common
    shares outstanding:
    Basic and diluted         8,459,351    8,404,334    8,458,956     7,499,172

  Earnings (loss) per share:
    Basic and diluted       $     (.18)  $      (.12) $      (.50)  $      (.43)

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

NOTE 3.  CAPITAL STOCK

The holders of the Company's cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $139,400 as of May 31, 2001.

NOTE 4.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred to establish the technological feasibility of computer software products are charged to expense as incurred. Costs of producing product masters subsequent to establishing technological feasibility, including coding and testing, are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. Capitalized costs as of May 31, 2001 for the development of the Datagration product, release 1.0 and release 2.0, was $486,729. Datagration 1.0 was released in March 2000 and Datagration 2.0 was released in November 2000. Accumulated amortization of software development costs as of May 31, 2001 was $109,354. These capitalized software development costs are amortized using either the straight-line method over the estimated economic life of the product (which is estimated to be three years) or the ratio of current revenues to current and anticipated revenues for the product whichever results in the greater amount of amortization. Unamortized capitalized costs of a computer software product in excess of its estimated net realizable value are expensed.

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

NOTE 6.  DEBT AND CAPITAL LEASE OBLIGATIONS:

In conjunction with the e-com acquisition on February 1, 2001, the Company assumed debt related to the purchase of fixed assets and capital lease obligations totaling approximately $6,743,000. Notes payable to Gibralter Publishing, Inc., a related party, represents $5,000,000 of this total. The remaining balance relates to capitalized leases for equipment and software. Total debt and capital lease obligations obligations as of May 31, 2001 are summarized as follows:

     Notes payable to Gibralter Publishing, Inc., 10% interest,      $5,000,000
     Line of credit with a bank, interest at prime plus 1%              350,000
     Convertible subordinated debentures, 8% interest due March
      2002                                                               50,000
     Capital leases, principal and interest payable in installments through 2004, interest rates range from 8% to 13%
      collateralized by specific computer and telephone
      equipment and software                                          1,504,706
                                                                     ----------

               Total                                                  6,904,706
               Less - current portion                                (3,400,998)
                                                                     ----------

               Total long term portion                               $3,503,708


NOTE 7.  CONTINGENCY

The Company has been named in a lawsuit filed by a former employee claiming additional compensation is due. The Company's position is that the lawsuit has no merit and intends to vigorously defend its position. No amounts have been accrued relating to this lawsuit as of May 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Since the February merger with e-commerce support centers, inc. ("ecom"), Paladyne Corp. (the "Company") has provded CRM-based customer and tech support, and outbound telemarketing for business-to-business to customer needs, see Note 2 to the notes to the financial statements. In addition, the Company's proprietary Datagrationa product integrates customer data from diverse sources, including legacy systems, to form the single customer view critical for data mining and the practice of CRM. Marketing efforts for Datagration have been significantly curtailed during the three months ended May 31, 2001.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

During the three months ended May 31, 2001, the Company has continued to reduce or eliminate non-critical expenses and operations. The Virginia and Florida offices of the Company were closed and non-essential personnel were terminated and certain other personnel continue to defer all or a portion of their compensation.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2001 and May 31, 2000, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                            Three months Ended        Nine months Ended
                            May 31,    May 31,        May 31,   May 31,
                             2001       2000           2001      2000
                            ------------------        -----------------
                               (UNAUDITED)               (UNAUDITED)

Total revenues               100%       100%           100%      100%

Cost of revenues              59%        62%            58%       58%
                             ----       ----           ----      ----
Gross profit                  41%        38%            42%       42%

Operating expenses            83%        38%            91%       40%
                             ----       ----           ----      ----
Operating income (loss)      (42%)        0%           (49%)       2%

Interest expense               6%         0%             4%        1%

Interest income                -          -              -         -
                             ----       ----           ----      ----
Net income (loss)            (48%)        0%           (52%)       1%
                             ----       ----           ----      ----
                             ----       ----           ----      ----

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2001 TO NINE MONTHS ENDED
---------------------------------------------------------------------
MAY 31, 2000
------------

Revenues for the nine months ended May 31, 2001 increased $1,537,945 (40%) to $5,366,350 from the corresponding nine-month period in the prior year. This increase is due to the acquisition that was effective February 1, 2001 that resulted in $3,822,581 of revenue during the four-months since the acquisition date. The Company's traditional revenue sources declined $2,277,412 during the nine months. This decrease is due to the termination of the US West MDU project which concluded in June 2000 and the significant reduction of the Qwest database project in December 2000. The US West project was providing approximately $110,000 of monthly revenue while the Qwest database project was generating about $250,000 of monthly revenue.

Gross profit increased by $620,337 (38%) for the nine-month period ended May 31, 2001 from $1,625,585 for the corresponding nine-month period in the prior year to $2,245,922. As a percentage of sales, gross profit remained essentially unchanged at 42% during the nine-month period ended May 31, 2001 and 2000.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 40% for the nine months ended May 31, 2000 to 91% for the nine months ended May 31, 2001. This increase is due in part to a sharp decline in the Company's traditional revenue stream that did not affect normal operating costs. The inclusion of the operations of e-com, which was acquired on February 1, 2001, also accounted for a large portion of this increase. Depreciation and amortization increased from $75,553 to $686,510 for the nine months ended May 31, 2000 compared to May 31, 2001. This is due primarily to the amortization of goodwill related to the acquisition of e-com and the depreciation of the acquired assets. The allowance for bad debts was increased $500,000 in the nine months ended May 31, 2001, this results in a charge to bad debt expense during the same period compared to no expense in the nine months ended May 31, 2000. This bad debt increase is attributable to overall economic conditions, the demise of many technology companies who were customers and disputes with the Company's traditional customer relating to services.

Interest expense, as percentage of revenue, increased to 4% from less than 1% during the nine months ended May 31, 2001 as compared to the nine months ended May 31, 2000. This increase from $24,418 to $226,316 is attributable to the debt assumed relating to the acquisition of e-com on February 1, 2001.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2001 TO THREE MONTHS ENDED
-----------------------------------------------------------------------
MAY 31, 2000
------------

Revenues for the three months ended May 31, 2001 increased $1,508,487 (95%) to $3,089,932 from the corresponding three-month period in the prior year. This increase is due entirely to the acquisition that was effective February 1, 2001 that resulted in $2,925,499 of revenue during the three months ended May 31, 2001. The Company's traditional revenue sources declined $1,402,326 during the three months ended May 31, 2001. This decrease is due to the termination of the US West MDU project which concluded in June 2000 and the significant reduction of the Qwest database project in December 2000. The US West project was providing approximately $110,000 of monthly revenue while the Qwest database project was generating about $250,000 of monthly revenue.

Gross profit increased by $659,515 (110%) for the three-month period ended May 31, 2001 from $597,423 for the corresponding three-month period in the prior year to $1,256,938. As a percentage of sales, gross profit increased 3% to 41% during the three-month period ended May 31, 2001 from 38% for the same period in the prior year.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 38% for the three months ended May 31, 2000 to 83% for the three months ended May 31, 2001. This increase of $1,978,263 from the three month period ended May 31, 2001 from May 31, 2000 is due to several factors. A sharp decline in the Company's traditional revenue stream that did not affect normal operating costs together with the inclusion of the operations for e-com that was acquired on February 1, 2001 accounted for a large portion of this increase. Depreciation and amortization increased from $36,728 to $453,965 for the three months ended May 31, 2000 compared to May 31, 2001. This is due primarily to the amortization of goodwill related to the acquisition of e-com and the depreciation of the acquired assets. The allowance for bad debts was increased $500,000 in the three months ended May 31, 2001, this results in a charge to bad debt expense during the same period compared to no expense in the three months ended May 31, 2000. This bad debt increase is attributable to overall economic conditions, the demise of many technology companies who were customers and disputes with the Company's traditional customer relating to services.

Interest expense, as percentage of revenue, increased to 6% from less than 1% during the three months ended May 31, 2001 as compared to the three months ended May 31, 2000. This increase from $4,950 to $169,091 is attributable to the debt assumed relating to the acquisition of e-com on February 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash have been from private placements of the Company's common stock, a bank line of credit, and cash derived from operations. The Company has continued to aggressively seek additional financing or additional equity infusion to fund the acquisition and growth of e-com. A private placement of between $3,000,000 - $6,000,000 would be optimum to implement the most aggressive growth plans of the Company and it is likely that this will be dilutive to stockholders. The Company is engaged in cost cutting moves including closing the Florida and Virginia offices and certain employee reductions. If a private placement of smaller amount is necessary, then certain growth plans of the Company would have to be modified and reduced. The Company has been unsuccessful in raising any significant capital since the ecom purchase on February 1, 2001. Conventional bank financing has not been expanded but efforts there and with the private placement are continuing. The Company must obtain additional capital, primarily to enable payment of the merger related costs from the February 2001 merger with ecom. These merger costs, additional borrowing related to the merger, and the loss of the traditional revenue source have strained liquidity significantly. In order to maintain its operations at the current levels, the Company must obtain additional capital.

Cash used in operating activities increased from $138,606 to $426,585 for the nine months ended May 31, 2000 to the corresponding nine months in 2001. This cash decrease is primarily the result of increased operating losses, caused by the loss of the Company's traditional revenue source and increased operating costs since the ecom acquisition in February 2001, for the nine months ended May 31, 2001 compared to the comparable period from the prior year.

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

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

In November 1999, the Company terminated the employment with its Vice President of Sales. Subsequent to this termination, the former employee filed a lawsuit claiming additional compensation was warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary judgment order on default in June 2000 to the plaintiff in the amount of $137,500. The Company appealed the decision and in July 2000 submitted to the Court a Motion to Open Default. A hearing was held on August 4, 2000 and the Court ordered the summary judgment to be reopened and the Company may present its defense in this matter. A mediation conference on April 27, 2001 did not result in a settlement. The Company is defending itself vigorously against this claim. As such, no provision has been accrued in these financial statements as the Company believes there is no merit to the claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 3.1 Certificate of Amendment of the Certificate of Incorporation of Paladyne Corp., as filed with the Delaware Secretary of State on July 17, 2001.

     (b)  Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PALADYNE CORP.


Date:  July 23, 2001                    By /s/ Terrence Leifheit
                                          ----------------------
                                        Terrence Leifheit
                                        President


Date:  July 23, 2001                    By /s/ Clifford Clark
                                          -------------------
                                        Clifford Clark
                                        Chief Financial Officer