Form 10KSB
period 2001-08-31
PALADYNE CORP
filed 2001-12-17
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 Transition Report Under Section 13 or 15(d) of the
[  ]     Securities Exchange Act of 1934

                         Commission File Number 0-22969

                                 PALADYNE CORP.
                 (Name of Small Business Issuer in its charter)

                 Delaware                               59-3562953
                 --------                               ----------
      (State or other jurisdiction                   (IRS Employer
    of incorporation or organization)             Identification No.)

                 1650 A Gum Branch Road, Jacksonville, NC 28540
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (910) 478-0097

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

Yes [X]    No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

Yes [ ]    No [X]

State the issuer's revenue for its most recent fiscal year: $6,488,865 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 1, 2001: $2,233,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding as of
                Class                                          November 1, 2001
--------------------------------------------------------------------------------
Common Stock, par value $.001 per share                           16,709,351


                  Documents Incorporated by Reference: None
        Transitional Small business Disclosure Format.  Yes [ ]   No [X]

                                 PALADYNE CORP.
                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.  Description of Business..............................................3

ITEM 2.  Description of Property..............................................8

ITEM 3.  Legal Proceedings....................................................9

ITEM 4.  Submission of Matters to a Vote of Related Security Holders..........9

                                     PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters...............10

ITEM 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............. ..........12

ITEM 7.  Financial Statements.................................................20

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................45

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................45

ITEM 10. Executive Compensation...............................................48

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.......50

ITEM 12. Certain Relationships and Related Transactions.......................51

ITEM 13. Exhibits and Reports on Form 8-KSB...................................52

Signatures....................................................................55

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1.

The following information relates to Paladyne Corp., a Delaware corporation. Effective February 1, 2001, Paladyne Corp. merged with e-commerce support centers, inc. ("ECOM"), a North Carolina corporation. This merger resulted in significant impacts to all phases of the Company as discussed below. Other historical issues are as follows: Effective March 5, 1999, Synaptx Worldwide, Inc., (the "predecessor Company") a Utah corporation, merged with and into Paladyne Corp., in a migratory merger, and Paladyne Corp. was the successor registrant pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The financial statements in this report are of Synaptx Worldwide, Inc. for all periods through the date of the migratory merger, and of Paladyne Corp. since that date. There were no adjustments to the historical financial statements of Paladyne Corp. as a result of the merger.

DESCRIPTION OF BUSINESS

Paladyne Corp. ("Paladyne" or the "Company"), through its subsidiary e-commerce support centers, inc. (ECOM), provides customer relationship management (CRM) solutions out of its customer contact center in Jacksonville, NC. ECOM serves the CRM marketplace as well as traditional contact center marketplaces with telemarketing, professional services, and customer and technical support as an outsource provider.

On February 1, 2001, Paladyne merged with ECOM, which was a privately held provider of third party customer and technical support. Paladyne brought a proprietary data cleansing and integration software capability marketed as Datagration(TM) to enhance the CRM capabilities of ECOM'S state-of-the-art customer contact center.

The Company's executive offices are at 1650A Gum Branch Road, Jacksonville, NC 28540 and its telephone number is (910) 478-0097.

HISTORY

The predecessor Company was incorporated on June 25, 1981 under the laws of the State of Utah as Calico Gold Properties, Inc. and initially engaged in the acquisition and development of mineral resource prospects. The predecessor Company engaged in limited mining operations and subsequently ceased its operations and became inactive for several years. On February 10, 1997, the predecessor Company merged with Worldwide Applied Telecom Technology, Inc., and changed its name to Synaptx Worldwide, Inc. Effective March 5, 1999, Synaptx Worldwide, Inc., a Utah corporation, merged with and into Paladyne Corp., in a migratory merger with Paladyne Corp. being the surviving Company.

On February 1, 2001, Paladyne Corp. through a wholly-owned subsidiary merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("ECOM"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement"). Upon the Merger, ECOM became a wholly-owned subsidiary of Paladyne.

The merger consideration (the "Merger Consideration") to the ECOM shareholders consisted of 4,100,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. The Series B Preferred Stock was converted into 8,200,000 shares of Common Stock after receiving stockholder approval at a July 10, 2001 stockholders meeting for an increase in the authorized capital stock. To protect against dilution to the former ECOM shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised. At August 31, 2001, these Warrants were exercisable for 3,742,000 shares of Common Stock, and 258,000 warrants were terminated unexercised.

To give the former ECOM shareholders the opportunity to participate more directly in the future performance of Paladyne resulting from the acquired ECOM business, Paladyne granted to them Performance Warrants to purchase 500,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), exercisable for five years and vesting in 100,000 share tranches for each $20 million of net revenue increases, above $50 million annually, achieved in either year or both of the two (2) year periods ending January 31, 2002 and 2003. For the purpose of these awards, the measurement will be on a trailing 12-month basis, and with an acceptable gross margin (20% or greater) for each tranche to qualify.

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), ECOM shareholders will receive, one share (the "Deferred Shares") of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities. The former ECOM shareholders have waived their right to new securities with respect to the proceeds from a current placement.

The Merger Agreement provided that Paladyne would grant options, at market value, to ECOM employees for the purchase of an aggregate of 500,000 shares of Paladyne Common Stock under its 1999 Stock Option Plan. These options have not yet been granted.

Immediately prior to the Merger, ECOM purchased from Gibralter Publishing, Inc., a North Carolina corporation ("Gibralter"), all of the tangible and intangible assets used in ECOM's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ECOM. The purchase price for these assets was $5 million which is payable by ECOM pursuant to two amended promissory notes (the "Notes") issued to Gibralter and guaranteed by Paladyne, one Note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second Note for $3,500,000, is repayable in equal quarterly principal and interest payments of $377,000 beginning in April 2002 and continuing through January 2005. Both Notes bear interest at 10% per annum and are secured by the purchased assets.


PRODUCTS AND SERVICES:

The Company's products and services were extended with the Merger with ECOM in February 2001. ECOM is a fully web-enabled customer contact center. Companies large and small outsource their customer support and outbound telemarketing needs to ECOM, which provides live agents operating from a 60,000 square foot facility for those services. Outsourcing customer support and telemarketing has become a popular option for many companies since the cost of building and maintaining a state-of-the-art contact center is high and an outsourcer, such as ECOM, can spread those costs over many clients and maintain peak performance through specialization. Agents answer phones and chat on the Internet with client customers and provide a variety of services from order entry, problem solving, order tracking, technical support, and outbound sales or research. Agents have an array of communications capabilities; these include: live chat, voice and video over IP, dial-around, instant messaging and other on-line communications options in addition to traditional telephone support. The contact center has capacity for 800 representatives with flexibility to utilize workstations for inbound, outbound or web enabled service as needed.

The Company's software product, the Datagration e-Business Suite, is a component-based data integration and data quality solution built upon an open, multi-tiered, cross platform architecture. The product is designed to "cleanse" and integrate disparate customer data sources to form a "single customer view". Development continues on the product. The "single customer view" extends the capabilities of the ECOM CSRs, enabling them to provide more intelligent sales and service for greater effect. ECOM offers data cleansing and integration only as a service at this time, with no immediate plans to sell the software.

In addition to the aforementioned services, ECOM offers billing services, application development for trouble ticketing and billing systems, application hosting in an ASP model, and fulfillment services.

BUSINESS DEVELOPMENT AND STRATEGY:

Paladyne intends to expand its services and customer base in the rapidly growing Customer Relationship Management (CRM) and "electronic" Customer Relationship Management (eCRM) marketplace. CRM is a business strategy that enables any business to gain new customers, retain existing customers and maximize the most profitable customer relationships. The Company believes its combining of live on-line and telephone-based customer support with the essential integration of customer data for use in customer contact situations, creates a competitive advantage in pursing this strategy. More specifically,

ECOM is a fully web-enabled support center providing live chat, voice and video over IP, dial-around, instant messaging and other on-line communications options in addition to traditional phone support. Of the 70,000 customer care centers in operation today in North America, only 8% have developed this Web-enabled capability.

ECOM'S proprietary software and services allow it to integrate a client's older customer data systems, add data from outside sources, or bring together all information about a given customer in one place, be it to refresh client data bases or support its own Customer Service Representatives (CSRs) ability to resolve higher levels of customer issues or engage in active selling during real time customer interactions.

Through partnerships, ECOM is in the process of extending its CRM services to include campaign management, data mining and data warehousing to manage and extract customer data in order to maximize profitability from customer interactions. Through its contact center operations, ECOM will deploy contact programs based on data-driven strategies and provide feedback from its CSRs into the data warehouse for future mining.

In concert with this strategy, ECOM has established lines of business in Professional Services to augment its Datagration-based offering. The Company will also pursue physical plant expansion through organic growth or acquisitions.

The above are the stated future goals of the Company. However, there can be no assurance that the Company will ever achieve its expressed goals.

STRATEGIC ALLIANCE

As noted above, the Company is extending its service offerings in the areas of data mining, campaign management and data warehousing. Towards this goal, it has established strategic partnerships with companies with particular expertise in these fields. As part of its vision, ECOM strives to offer full CRM services that cover these areas of expertise. The Company seeks to improve its clients' customer data and use that data to improve each clients' marketing efforts and to provide customer intelligence to ECOM'S own CSRs in order that they can maximize every customer transaction. Empowered with customer data, CSRs can effectively cross-sell and up-sell customers during inbound and outbound situations. This ability to generate incremental revenue, adds to the value of the services for which ECOM would be contracted. In addition, for its core contact center business, the Company has established partnerships with billing and fulfillment vendors.

Strategic partners include:

SERVICE OFFERING                                PARTNER
--------------------------------------------------------------------------------
Campaign management                             Yellow Brick Solutions, Inc.
Data Mining                                     Bridgetree
Data warehousing                                Synera Systems S.L.
Fulfillment services                            APL Logistics
Billing services                                BillMax Billing Solutions

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

SALES AND MARKETING

The Company markets and sells its products and services through its employees and through the cooperative efforts of its business partners. The Company employs an integrated marketing effort designed to establish market presence and generate potential clients in both horizontal CRM marketplace and in selected vertical markets. To date these efforts have generated the annual revenues for the Company. Current clients representing more than 5% of annual revenue are Gibralter Publishing representing 47% of revenue, and Lowe's Companies, Inc., representing 20% of revenue. Other significant customers include which represent less than 5% of annual revenue individually include: SmartBargains Retail Convergence,Inc., Cox Communications, Inc., Interpath Communications, Inc., Broadwing, Inc., and Broadview Networks, Inc.

Lead generation and branding efforts are the responsibility of the Marketing Department. Sales Department personnel engage prospects and develop new business from existing clients. Both marketing and sales manage business partner relationships.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors vary from market segment to market segment; however, there are several which pursue a similar, full serviced CRM approach. These include:
Harte-Hanks, Inc., Stream.com, Convergys Corporation, and Sykes Enterprises, Incorporated. Principal competitive factors affecting the market for outsourced products and services include product reputation, quality, performance, price, professional service, multiple or backup facilities, and customer support. Features such as adaptability, scalability, ability to integrate with other products, functionality, and ease of use are key product differentiators.

EMPLOYEES

As of August 31, 2001, the Company employed 387 individuals, consisting of six executives, 20 professionals and sales representatives, 54 office staff and 287 customer representatives. The Company believes that its relationship with its employees is satisfactory.

BUSINESS SEGMENTS

The Company currently operates in one business segment which is the outsource CRM solutions provider segment. It provides service to many industry segments including: retail, financial services, telecommunications and technology.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive offices are located at 1650A Gum Branch Road, Jacksonville, NC 28540. The current facility is sub-leased from Gibralter, the term of the sub-lease extends through May 31, 2003, covers approximately 55,000 square feet at an approximate annual rental rate of $209,000.

In June 2001, the Company closed its offices in suburban Washington D.C., and in Lake Mary, Florida. In conjunction with the closing of these offices, rent payments to the landlords were terminated. No formal termination agreements or payments were made in conjunction with the office closings.

In January, 2000, the Company closed its office in suburban Chicago Illinois. There was minimal cost to vacate this space, primarily due to the write-off of unamortized leasehold improvements.

The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

ITEM 3.  LEGAL PROCEEDINGS

In November 1999, the Company terminated the employment of its Vice President of Sales. Subsequent to this termination, the former employee filed a lawsuit claiming additional compensation was warranted in the Superior Court of Fulton County, in the State of Georgia and is seeking payment of $178,750. The Court issued a summary judgment order on default in June 2000 to the plaintiff in the amount of $137,500. The Company appealed the decision, and in July 2000 submitted to the Court a Motion to Open Default. A hearing was held on August 4, 2000 and the Court ordered the summary judgment to be reopened and the Company may present its defense in this matter. The case is still in discovery. The Company intends to defend itself vigorously against this claim.

In the ordinary course of business the Company has become subject to litigation and claims on various matters. These exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, the Company does not believe that such litigation and claims would have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Stockholders of the Company was held on July 12, 2001. The matters that were voted on and approved were as follows:

         Election of six Directors from all Classes for terms to coincide with the end of each Class's term.

         Approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock, $.001 par value, from 25,000,000 shares to 75,000,000 shares.

         Approval an amendment to the Company's 1999 Stock Option Plan increasing the number of available shares of Common Stock thereunder from 2,500,000 shares to 5,000,000 shares.

The following votes were cast at the Special Meeting:


                                          For          Against       Abstain
                                          ---          -------       -------
1. Directors                           10,055,460      337,675
2. Increase capital stock              10,134,890      258,245         -0-
3. Increase options shares             10,124,505      258,130         -0-

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED
         SHAREHOLDER MATTERS

(a) The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "PLDY", and in the National Quotation Bureau, Inc. "pink sheets" under Paladyne Corp.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                                  Fiscal Year
                                     2001                          2000
                                   --------                      --------
                               High          Low             High         Low
                              ------        -----           ------       ------
First Quarter                 $1.50         $1.03           $1.06        $0.50
Second Quarter                 1.33           .38            3.75         1.25
Third Quarter                  1.25           .50            3.25         1.25
Fourth Quarter                  .38           .02            1.88         1.06


The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

As of November 19, 2001, there were 151 holders of record of the Company's Common Stock. This amount does not take into account those stockholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future, other than preferred dividends described below. In addition, the Company has a deficit stockholders' equity which would restrict payment of dividends. The Company currently intends to retain and invest future earnings to finance its operations.

As part of the acquisition of WG Controls in January 1998, the Company issued Series A Preferred Stock that provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. Accordingly, the Company must meet this obligation before any dividends can be declared for the benefit of Common Stock shareholders. As of August 31, 2001, the Company has accrued $149,600 of preferred stock dividends.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY as its transfer agent for the Common Stock.

(b) During the fiscal quarter ended August 31, 2001, the Company issued 8,200,000 shares of Common Stock to persons who were the holders of the Series B Preferred Stock, upon mandatory conversion following stockholder approval of an increase in the authorized number of shares of Common Stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 3 (a) (9) thereof.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information:

         This document includes forward-looking statements. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, the state of the economy, competition, unanticipated business opportunities, availability of financing, market acceptance, government regulation, dependence on key personnel, limited public market and liquidity, shares eligible for future sale, and other risks that may apply to the Company.

         The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

General

         The Company is providing customer relationship management (CRM) solutions through its customer contact center in Jacksonville, NC. ECOM serves the CRM marketplace as well as traditional contact center marketplaces with telemarketing, professional services, and customer and technical support as an outsource provider.

RESULTS OF OPERATIONS

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The following table sets forth the percentage relationships to revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal year ended August 31, 2001. The results for the year ended
August 31, 2000 have been classified as discontinued operations since the line of business that accounted for all of the revenue in that year were discontinued in fiscal 2001. Accordingly, no comparison of fiscal 2001 to 2000 is shown. The percentages discussed throughout this analysis are stated on an approximate basis. Results for both periods presented have been stated to reflect discontinued operations.

                                                                 Fiscal Year
                                                                    Ended
                                                                  August 31,
                                                                     2001
                                                                ------------

           Revenues                                                 100.0%
           Cost of revenues                                          52.5%
                                                                ------------
           Gross profit                                              47.5%
           Operating expenses                                   ------------
           Impairment of Goodwill and Capitalized
              Software costs                                         80.2%

                                                                    138.8%
           Operating loss                                          (171.5%)
           Other expenses, net                                        6.7%
                                                                ------------
           Net loss from continuing operations                     (178.2%)
           Loss from discontinued operations                    ------------
                                                                    (26.2%)
           Net loss                                                (204.4%)
                                                                ------------

Year Ended August 31, 2001

Revenues

The Company's revenues of $6,488,865 were attributable to the operations since the merger with ECOM on February 1, 2001 ("Merger"). This revenue and all other related operating activity is attributable to Company's call center activities that were acquired in the Merger with ECOM. All fiscal 2000 revenue and other operating activity, as well as the activity in fiscal 2001 prior to the Merger has been classified as discontinued operations.

Cost of revenues

Cost of revenues of $3,407,668 or 52.5% related entirely to the Company's call center activities since the Merger date. The Company's gross profit margin, was 47.5% for 2001.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") during the year ended August 31, 2001, including depreciation and amortization was $ 4,868,423. Compensation costs of $ 1,839,944 and occupancy costs of $ 104,894 comprised approximately 55% of SG&A during the period. Depreciation of equipment and amortization of goodwill and capitalized Software Costs accounted for $1,313,046 prior to the impairment charge in connection with the write-off of goodwill and capitalized software costs at August 31, 2001.

Impairment Charge

During the year ended August 31, 2001, the Company recorded a charge of $ 9,008,713 for goodwill impairment related to its wholly-owned ECOM subsidiary. Subsequent to its acquisition in February, 2001, the the e-commerce and telecommunications industries experienced significant and rapid contraction. As a result, the Company conducted a strategic review of its ECOM subsidiary, which was experiencing significant changes in market conditions. In addition, during the year ended August 31, 2001, the Company ceased the development of the Company's Datagration software operations and recorded a charge of $338,037 for unamortized capitalized software costs related to this discontinued operation . This impairment and resulting charge to operations is attributed to several factors including the Company's inability to close a private placement of the Company's stock in conjunction with the Merger, the cessation of the Company's previous operations due to loss of the customer base and difficulty integrating the Datagration software into the Company's product line due to limitations and implementation issues with the Datagration.

Due to the significance of the changes discussed above, management performed an evaluation of the recoverability of all of the assets of ECOM, as described in Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

Based upon this strategic review , the Company recognized an asset impairment loss of $ 9,346,750 or $ .71 per share during the year ended August 31, 2001.

Interest Expense

Interest expense of $462,794 includes $291,666 of accrued interest related to the $5,000,000 in notes to Gibralter Publishing that were issued in conjunction with the Merger. Remaining interest expense is primarily attributable to capital leases assumed in conjunction with the Merger.

Provision for Income Taxes

There was no tax provision or benefit recognized in fiscal 2001 and 2000. The Company incurred losses of $13,270,031 in 2001. At August 31, 2001, the Company recorded a valuation allowance against deferred tax assets due to uncertainties regarding the Company's ability to generate a sufficient level of taxable income in future periods to realize such assets. In the event that realization of the deferred tax assets is considered more likely than not in future periods, the Company may reduce the valuation allowance.

Discontinued Operations

In fiscal year 2001, the Company discontinued the operations of its data integration and data quality that were being provided via subcontractor arrangements with third party vendors. All of the fiscal 2000 revenue was attributable to these discontinued operations. The following table sets forth the results of operations and loss on disposal from these businesses in fiscal 2001 and 2000.

                                                Fiscal 2001       Fiscal 2000
                                                ------------      ------------

Revenues                                         $1,556,765       $5,521,865
Cost of revenues                                  1,262,793        3,366,400
                                                ------------      ------------
Gross profit                                        293,972        2,155,465

General & administrative expenses                 1,995,817        2,142,816
                                                ------------      ------------
Income (loss) from operations                    (1,701,845)          12,649
                                                ------------      ------------
Income (loss) from discontinued operations      ($1,701,845)         $12,649
                                                ------------      ------------

NET OPERATING LOSS

The Company has accumulated approximately $13,520,000 of net operating loss carryforwards as of August 31, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. The Company's primary sources of cash have been from private placements of the Company's Common Stock or sale of Subordinated Convertible Debentures which raised $300,000 of net proceeds in the fiscal year 2001 and $1,983,149 in fiscal year 2000. The Company is engaged in a best efforts placement of up to $3,000,000 of a new class of Series C Preferred Stock. The placement is to expire on December 31, 2001. Assuming the sale of all securities in the placement, the Company should have sufficient working capital for the next twelve months. There is no assurance that the placement will be completely subscribed. In the event less than all securities offered are subscribed for, the Company may have to seek other equity or debt sources to raise capital, which could be substantially dilutive to stockholders. The placement could also result in an exchange of the Gibralter Notes for certain equity positions.

For the year ended August 31, 2001, cash and cash equivalents decreased from $635,612 at the beginning of the year to $158,225 at the end of the year.

Net cash used in operating activities in the year ended August 31, 2001 was $1,626,344 due to the net loss of approximately $13,311,000 and a net decrease in working capital items of approximately $1,019,691, offset by non-cash depreciation and amortization expenses of approximately $1,313,046 and the non-cash write off of the Goodwill and Capitalized Software of $9,346,750.

Net cash provided by investing activities in fiscal 2001 was $484,505 attributable to a reduction in short-term investments as required by operating uses during the year.

Cash provided by financing activities in fiscal 2001 was $ 664,452 due primarily to the issuance of notes of $355,000 and the issuance of $300,000 aggregate principal amount of Subordinated Convertible Debentures via private placements, resulting in net proceeds of $300,000. The exercise of outstanding options and warrants during fiscal year 2001 resulted in net proceeds to the Company of $14,452.

In fiscal year 2001, the Company had a revolving line-of-credit with a bank for $350,000, secured by the receivables of the Company. The entire balance was outstanding at August 31, 2001. The rate is prime plus 1% and the line expires on December 12, 2001.

The independent auditors report on the Company's August 31, 2001 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended August 31, 2000. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of August 31, 2000.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. This accounting pronouncement does not impact these financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. This accounting pronouncement does not impact these financial statements


In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44, as of July 1, 2000, did not have a material effect on the Company's historical financial position or results of operations, but may impact the accounting for grants or awards in future periods.

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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements for Paladyne Corp. as of and for the fiscal years ended August 31, 2001 and 2000 are included herein in response to
Item 7 of this Form 10-KSB.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                            AUGUST 31, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                                 PALADYNE CORP.

                                 PALADYNE CORP.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                                                       Page No.
                                                                       -------
Report of Independent Certified Public Accountants                       F-3
Consolidated Balance Sheet at August 31, 2001                            F-4
Consolidated Statements of Operations for the Two Years Ended
   August 31, 2001 and 2000                                              F-5
Consolidated Statements of Stockholders' Equity (Deficiency)
   for the Two Years Ended August 31, 2001 and 2000                      F-7
Consolidated Statements of Cash Flows for the Two Years Ended
   August 31, 2001 and 2000                                              F-7
Notes to Consolidated Financial Statements                           F-8 to F-24

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Paladyne Corp.

         We have audited the accompanying consolidated balance sheet of Paladyne Corp. and subsidiary as of August 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended August 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended August 31, 2000 were audited by other auditors whose report dated November 3, 2000 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paladyne Corp. and subsidiary as of August 31, 2001 , and the consolidated results of its operations and its cash flows for the year then ended, in conformance with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ STEFANOU & COMPANY, LLP
                                                    -----------------------
                                                    Stefanou & Company, LLP
                                                    Certified Public Accountants

McLean, Virginia
November 21, 2001

                                 PALADYNE CORP.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001

                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $    158,225
    Accounts receivable (net of allowance for doubtful
    accounts of $607,999)                                            1,414,473
    Prepaid expenses and other assets                                  113,960
                                                                  ------------
               Total current assets                                  1,686,658

PROPERTY AND EQUIPMENT, AT COST
    Furniture and Fixtures                                             360,000
    Computers and Software                                           1,643,218
    Leasehold Improvements                                           1,209,967
                                                                  ------------
                                                                     3,213,185
    Accumulated depreciation and amortization                          783,449
                                                                  ------------
             Property and equipment, net                             2,429,736
Other  assets                                                           28,685
                                                                  ------------
                                                                     4,145,079

   LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            2,500,585
    Notes payable (Note D)                                           2,663,752
    Accrued preferred stock dividend                                   149,600
    Current portion of capital lease obligations (Note G)              816,649
                                                                  ------------
         Total current liabilities                                   6,130,586

Notes Payable (Note D)                                               2,986,248

Capital lease obligation-long term portion (Note G)                    634,230
                                                                  ------------
                                                                     9,751,064
COMMITMENTS AND CONTINGENCIES (NOTE G)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
Series A 137,143 shares issued and outstanding;                            137
Common Stock, $.001 par value , 75,000,000 shares authorized,
16,709,351 issued and outstanding                                       16,709
Additional paid -in-capital                                         12,869,647
Accumulated deficit                                                (18,492,478)
                                                                  ------------
          Total deficiency in stockholders' equity                  (5,605,985)
                                                                  ------------
                                                                  $  4,145,079
                                                                  ============

         See accompanying notes to the consolidated financial statements

                                  PALADYNE CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31,


                                                                                    2001              2000
                                                                                    ----              ----


Revenues                                                                        $  6,488,865      $       -

Cost of revenues                                                                   3,407,668
                                                                                ------------      ----------
                                                                                                          -

Gross Profit                                                                       3,081,197              -

Selling, general and administrative expenses                                       3,893,414              -
Depreciation and Amortization                                                      1,313,046              -
Impairment loss                                                                    9,008,713              -
                                                                                ------------      ----------
                                                                                                          -
Loss from operations                                                             (11,133,976)             -

Other income (expense)
     Interest income                                                                  28,584              -
     Interest expense                                                               (462,794)             -
                                                                                ------------      ----------
Loss from continuing operations, before income
  taxes and discontinued operations                                              (11,568,186)             -
Income (taxes) benefits                                                                    -              -
                                                                                ------------      ----------
                                                                                                          -
Loss from continuing operations, before discontinued
  operations                                                                     (11,568,186)             -
Income (loss) from discontinued operations                                        (1,701,845)        12,649
                                                                                ------------      ----------
Net income (loss)                                                                (13,270,031)        12,649

Cumulative convertible preferred stock dividend requirements                         (40,800)       (40,800)
                                                                                ------------      ----------

Net loss attributable to common stockholders                                    $ 13,310,831)     $ (28,151)
                                                                                ============      ==========

Weighted average shares outstanding Basic and Diluted                             13,212,599       7,958,843

Basic and diluted net loss per share continuing operations                          $   (.87)     $    (.00)
Basic and diluted net loss per share discontinued operations                            (.13)          (.00)
                                                                                ------------      ----------
Basic and diluted loss per share                                                    $ (1.00)      $    (.00)
                                                                                ============      ==========


         See accompanying notes to the consolidated financial statements

                                  PALADYNE CORP
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

                                                                         Preferred   PREFERRED     Preferred
                                                                         ---------   ---------     ---------
                                      Common       Common     Preferred    Stock                     Stock
                                      ------       ------     ---------    -----                     -----
                                      Stock        Stock       Stock        Par          Stock       Par Value
                                      -----        -----       -----       ----          -----      ---------
                                     Shares      Par value    Shares(A)   Value(A)    Shares (B)       (B)
                                     ------      ---------    ---------   --------    ----------       ---

BALANCE AT AUGUST 31, 1999           6,782,229      $ 6,783     137,143   $    137   $         -      $     -
Options exercised                      261,838          262                      -             -            -
Warrants exercised                      18,408           18           -          -
Share issued in exchange fro debt          520            1           -          -             -            -
Shares and warrants issued in
connection with  acquisition            68,475           68           -          -             -            -
Shares issued in exchange for
cash in connection with private
placement , net of costs             1,325,129        1,325           -          -             -            -
Warrants issued for non-employee
services rendered                            -                        -          -             -            -
Preferred dividend accrual                   -            -           -          -             -            -
Net income                                   -            -           -          -             -            -
                                    ----------     --------     -------   --------   -----------      -------
BALANCE AT AUGUST 31, 2000           8,456,599        8,457     137,143        137             -            -
Share issued in connection with
acquisition                                  -            -           -          -     4,100,000        4,100
Conversion of Preferred
Shares (Series B) for Common
Stock                                8,200,000        8,200           -               (4,100,000)      (4,100)
Issuances of additional shares          52,752           52           -          -             -            -
Net loss                                     -            -           -          -             -            -
                                    ----------     --------     -------     ------   -----------      -------
                                             -            -           -          -             -            -
BALANCE AT AUGUST 31, 2001          16,709,351     $ 16,709     137,143     $  137             -      $     -
                                    ==========     ========     =======     ======   ===========      =======


                                        Additional      Accumulated
                                        ----------      -----------
                                    paid- in Capital      Deficit           Total
                                    ----------------      -------           -----

BALANCE AT AUGUST 31, 1999          $ 4,766,418        $ (5,194,296)    $  (420,958)
Options exercised                       172,649                   -         172,911
Warrants exercised                       16,708                   -          16,726
Share issued in exchange fro debt         1,299                   -           1,300
Shares and warrants issued in
connection with  acquisition            224,332                   -         224,400
Shares issued in exchange for
cash in connection with private
placement , net of costs              1,981,824                   -       1,983,149
Warrants issued for non-employee
services rendered                        82,000                   -          82,000
Preferred dividend accrual             (108,800)                  -        (108,800)
Net income                                    -              12,649          12,649
                                    -----------        ------------    ------------
BALANCE AT AUGUST 31, 2000            7,136,430          (5,181,647)      1,963,377
Share issued in connection with
acquisition                           5,718,817                   -       5,722,917
Conversion of Preferred
Shares (Series B) for Common
Stock                                         -                   -           4,100

Issuances of additional shares           14,400                   -          14,452
Net loss                                      -         (13,310,831)    (13,310.831)
                                    -----------        ------------     -----------
BALANCE AT AUGUST 31, 2001           12,869,647        $(18,492,478)    $(5,605,985)
                                    ===========        ============     ===========


        See accompanying notes to the consolidated financial statements

                                  PALADYNE CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,

                                                                                   2001               2000
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) from continuing operations                       $  (11,568,186)         $       -
Adjustments to reconcile net income (loss) to cash used in operating activities:
       Income (loss) from discontinued operations                              (1,701,845)            12,649
       Depreciation and Amortization                                            1,313,046             62,656
       Loss on disposal of assets                                                       -             31,814
       Non-cash warrants issued                                                         -             82,000
      Common stock issued for services                                                  -              1,300
      Impairment loss                                                           9,346,750
Changes in operating assets and liabilities
       Accounts receivable                                                       (259,500)          (644,611)
       Other current assets
                                                                                 (113,093)            31,774
       Accounts payable                                                           553,879            349,698
       Accrued Expenses                                                           779,829           (65,062)
       Other non current assets                                                    22,776
       Deferred revenue                                                                 -            (95,700)
                                                                                ---------          ---------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                               (1,626,344)          (233,482)

CASH FLOWS FROM INVESTMENT ACTIVITIES
       Additions to property and equipment                                              -            (70,721)
       (Purchase) disposition of short-term investments                           484,505           (484,505)
       Capitalized software development costs                                           -          (349,071)
       Other assets                                                                     -            (5,792)
                                                                                ---------          ---------
NET CASH PROVIDED (USED IN ) INVESTING ACTIVITIES                                 484,505          (910,092)

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of notes payable                                                       -          (243,600)
       Repayment of note payable to stockholder                                         -          (150,000)
       Proceeds from issuance of notes                                            650,000
       Proceeds from issuance of common stock, net                                      -          1,983,149
       Proceeds from exercise of options and warrants                              14,452            189,637
                                                                                ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         664,452          1,779,186

NET INCREASE (DECREASE) IN CASH                                                  (477,387)           635,612
Cash at beginning of the year                                                     635,612                  -
                                                                                ---------          ---------
Cash at the end of the year                                                     $ 158,225          $ 635,612
                                                                                =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                         $  405,220          $  24,400
Cash paid during the year for taxes                                                     -                  -
Common stock issued for services                                                        -              1,300
Common stock issued in exchange for debt                                                -             99,400
Accrued preferred stock dividend                                                   40,800            108,800
Common stock warrants  issued in exchange for debt                                      -            125,000
Conversion of preferred stock                                                   4,100,000
 Non cash investing and financing activities
       Assets acquired in merger                                                4,234,636
       Debt assumed in merger                                                   5,000,000
       Liabilities assumed in merger                                            2,375,579
       Costs of acquisition                                                       467,000
       Issuance of preferred stock in merger                                    5,765,420


         See accompanying notes to the consolidated financial statements

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE A-SUMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION


Paladyne Corp. (the "Company") through a wholly-owned subsidiary, e-commerce support centers, inc., provides customer relationship management (CRM) solutions at its customer contact center in Jacksonville, NC. Effective with the merger of ECOM the Company discontinued operations of its data integration business.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, e-commerce support centers inc. All significant inter-company transactions and balances have been eliminated.


REVENUE RECOGNITION


The Company recognizes revenue at the point at which services are provided to the customer. The contractual terms of the agreements dictate the recognition of revenue by the Company.


Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs incurred during the years ended August 31, 2001 and 2000 were $ 7,473 and $ 0 respectively.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of acquired assets. The Company amortizes these costs on a straight-line basis over a period not exceeding fifteen years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset or assets as measured by discounted current and expected future operating income of that specified group of assets and expected discounted future cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon cash flow.


During the year ended August 31, 2001, the e-commerce and telecommunications industries experienced significant and rapid contraction. As a result, the Company conducted a strategic review of certain assets because of its revenue decline. The strategic review triggered an impairment of long-lived assets of $9,346,750 of goodwill (see Note B regarding the impact of this statement).


PROPERTY AND EQUIPMENT


Property and equipment are stated at cost and depreciated over their estimated useful lives of three to seven years using the straight-line method.


CAPITALIZED COMPUTER HARDWARE AND SOFTWARE

The Company records the purchase of computer hardware at historical cost and amortizes this cost over a period of three to five years. The Company has adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years.

In addition, the company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

 Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.



Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.


Stock Based Compensation



The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements. From time to time, the Company grants options or warrants to non employees in return for services rendered. The Company recognizes a charge for the fair value ascribed to such options and warrants over the service or vesting period.



Liquidity



As shown in the accompanying financial statements, the Company incurred a net loss of $13,310,831 during the year ended August 31, 2001. The Company's current liabilities exceeded its current assets by $ 4,443,928 as of August 31, 2001.



Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)




Net Loss Per Share



The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.

Basic net loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding, after giving effect to the stock dividend. Diluted loss per share includes the assumed exercise of stock options and warrants using the treasury stock method and the effects of convertible preferred stock. In fiscal 2001 and 2000, there were no differences between basic and diluted loss per common share because the assumed exercise was anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred stock could potentially dilute basic earnings per share amounts in the future.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.



Reclassifications



Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.



New Accounting Pronouncements



In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. This accounting pronouncement does not impact these financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. This accounting pronouncement does not impact these financial statements

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)



The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of December 31, 1999.



The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.



In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.



In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods



NOTE B-BUSINESS COMBINATION


On February 1, 2001, Paladyne Corp. ("Paladyne") through a wholly-owned subsidiary ECOM Acquisition Corp. ("Acquisition Sub"), merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("ECOM"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement") in a transaction accounted for using the purchase method of accounting. Upon the Merger, ECOM became a wholly-owned subsidiary of Paladyne. ECOM is a provider of Customer Relationship Management (CRM) solutions and customer contact center services as an outsourcing option to companies from its contact center in Jacksonville, NC. The merger consideration (the "Merger Consideration") to the ECOM shareholders consisted of shares of newly-created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. Terrence J. Leifheit, the principal shareholder of ECOM, and another ECOM shareholder, delivered into escrow securities representing approximately 25% of the aggregate Merger Consideration as security for indemnification claims Paladyne may have under the Merger Agreement.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE B-BUSINESS COMBINATION (CONTINUED)


Upon the Merger, Paladyne issued 4,100,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock votes on a two-for-one basis with the Common Stock on all matters, but with a separate vote on matters directly affecting such Series, mandatorily converts into two shares of Paladyne Common Stock immediately following stockholder approval of an increase in the number of authorized shares of Common Stock, will receive any dividends declared on an as-converted basis with the Common Stock and will have a liquidation preference of $5.00 per share. The stockholder approval was obtained at a July 10, 2001 stockholders meeting, accordingly, the shares are deemed converted as of that date.

To protect against dilution to the former ECOM shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised.

To give the former ECOM shareholders the opportunity to participate more directly in the future performance of Paladyne resulting from the acquired ECOM business, Paladyne granted to them Performance Warrants to purchase 500,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), exercisable for five years and vesting in 100,000 share tranches for each $20 million of net revenue increases, above $50 million annually, achieved in either year or both of the two (2) year periods ending January 31, 2002 and 2003. For the purpose of these awards, the measurement will be on a trailing 12-month basis, and with an acceptable gross margin (20% or greater) for each tranche to qualify.

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), ECOM shareholders will receive, one share (the "Deferred Shares") of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities.

The Merger Agreement provided that Paladyne would grant options, at market value, to ECOM employees for the purchase of an aggregate of 500,000 shares of Paladyne Common Stock under its 1999 Stock Option Plan. The Compensation Committee of the Board of Directors was authorized to grant such options upon receipt from former ECOM management of a proposal of the ECOM employees to whom the options should be granted.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE B-BUSINESS COMBINATION (CONTINUED)


Immediately prior to the Merger, ECOM purchased from Gibralter Publishing, Inc., a North Carolina corporation, all of the tangible and intangible assets used in ECOM 's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf OFECOM. The purchase price for these assets was $5 million which is payable by ECOM pursuant to two amended promissory notes issued to Gibralter and guaranteed by Paladyne, one note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second note for $3,500,000, is repayable in equal quarterly principal and interest payments of $377,000 beginning in April 2002 and continuing through January 2005. Both notes bear interest at 10% per annum and are secured by the purchased assets (See Note D).

A portion of these assets used by ECOM in its contact center operations consists of equipment that is leased by Gibraltar pursuant to various equipment leases. Pending the receipt by Gibralter of lessor consents to the assignments of these leases toECOM, and in accordance with an Equipment Use Agreement entered into by Gibralter andECOM, Gibralter has granted to ECOM the right to possess and use the equipment and ECOM has agreed to assume and pay to the lessors the payments to be made by Gibralter pursuant to the leases.

The total purchase price and carrying value of the net assets acquired and liabilities assumed of ECOM were as follows:

    Debts assumed                                                  $  5,000,000
    Other liabilities assumed                                         2,375,579
    Costs of acquisition                                                467,000
    Preferred stock issued                                            5,765,000
    Less: assets acquired                                            (4,234,636)
                                                                    -----------
    Excess of purchase price over fair value of assets acquired     $ 9,372,943
                                                                    ===========

The 4,100,000 shares of Series B Preferred Stock issued in the Merger was valued based upon the underlying 8,200,000 shares of Common Stock at a price of $.7031 ( the average the Company's common stock price five days prior to February 1, 2001) for a total consideration of $5,765,000.


The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of operations.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE B-BUSINESS COMBINATION (CONTINUED)


Impairment Charge

During the year ended August 31, 2001, the Company recorded a charge of $ 9,008,713 for goodwill impairment related to its ECOM subsidiary . Subsequent to its acquisition in February, 2001, the ECOM subsidiary experienced significant changes in market conditions. This change caused the subsidiary not to reach the sales levels the Company originally anticipated at the time of the aquisition. In addition, the Company's acquisition and related business plan contemplated the private placement of the Company's equity in order to develop the subsidiary. Due to adverse capital market conditions the Company was unable to raise a significant amount of equity financing. Separately, during the year ended August 31, 2001, the Company ceased the development of the Company's data integration and data quality software and recorded a charge of $338,037 for impairment previously of capitalized software related to this discontinued operation (see Note J).



Due to the significance of the changes discussed above, management performed an evaluation of the recoverability of all of the assets of ECOM, as described in Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.



Based upon the evaluation, the Company recognized an asset impairment loss of $ 9,346,750 or $ .71 per share during the year ended August 31, 2001.


NOTE C-  PROPERTY AND EQUIPMENT

     Major classes of property and equipment at August 31, 2001 consist of the following:

                                                                       2001
                Leasehold improvements                           $  1,209,967
                Furniture and fixtures                                360,000
                Computer equipment and software                     1,643,218
                                                                 ------------
                                                                    3,213,185
                Less accumulated depreciation and amortization        783,449
                                                                 ------------
                Net property and equipment                       $  2,429,736
                                                                 ============

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE D -  NOTES PAYABLE

Notes Payable at August 31, 2001 are as follows:

                                                                                     2001
                                                                                     ----
     Note payable  in  quarterly  installments of  $377,000, including
     interest at 10% per annum, secured  by property and equipment.             $ 3,500,000
     Note payable in  two  installments of  $750,000, plus interest at  10%
     per annum, secured  by property and equipment. The first installment is due after  completion of a $3,000,000 equity or convertible debt offering by the Company  and the remaining installment payment due the later of  six months after the first installment payment is made and after three consecutive months of positive cash flow from operations
     (as defined).                                                                1,500,000
     Note payable to Bank in monthly installments of interest only at the
     Bank's prime lending rate plus 1% , secured by accounts receivable.            350,000
         8 % convertible subordinated note payable , unsecured and due March
     31, 2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common
     stock  at a rate of $1.00 per share.   In the event the unpaid
     principal amount of the notes, together with any accrued and unpaid
     interest,   are not converted , or paid in full  by March  31, 2002
     then interest accrues at 10% per annum until paid in full.                      50,000
     8% Convertible Debenture Convertible into Preferred Shares at $5.00 per unit; each unit convertible into common stock at the rate of $.60
     per share                                                                      250,000
                                                                                ------------
                                                                                  5,650,000
     Less: current portion                                                       (2,663,752)
                                                                                ------------
                                                                                $ 2,986,248
                                                                                ============

Aggregate maturities of long-term debt as of August 31, 2001 are as follows:

                    Year                     Amount
                    ---                      ------

                   2002                      $ 2,663,752
                   2003                        1,106,848
                   2004                        1,221,753
                   2005                          657,647
                   2006 and after                      -
                                             -----------
                                             $ 5,650,000
                                             ===========


NOTE E- INCOME TAXES

The Company has adopted Financial Accounting Standard Number 109(SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE E- INCOME TAXES (CONTINUED)



For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $13,520,000 which expire through 2020. The deferred tax asset related to the carryforward is approximately $4,400,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of August 31, 2001 are as follows:



                Non current:

                Net operating loss carryforward                 $   4,400,000

                Valuation allowance                                (4,400,000)
                                                                  -----------
                Net deferred tax asset                            $         -
                                                                  ===========



NOTE F- EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified employee savings plan for all eligible employees, commonly referred to as a 401-K plan. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with the Company matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution. Employer matching contributions to the plan were approximately $ 0 and $12,000 for the years ended August 31, 2001 and 2000, respectively.

NOTE G- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space, an entertainment facility and equipment under operating leases. in North Carolina for its corporate use. Commitments for minimum rentals under non-cancelable leases at the end of 2001 are as follows:

                           2002                           116,253
                           2003                            27,375
                           2004                                 -
                           2005                                 -
                           2006                                 -
                    2007 and thereafter                         -

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE G- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations

Computer equipment and software includes the following amounts for capitalized leases at August 31, 2001 :

                                                                        2001
     Computer equipment and software                               $ 1,643,218
     Less: accumulated depreciation an amortization                    219,088
                                                                   -----------
                                                                   $ 1,424,130

Future minimum lease payments required under the capital leases are as follows:

     2002                                                          $   844,198
     2003                                                              670,898
     2004                                                               14,070
     2005                                                                    -
     2006                                                                    -
     2007 and thereafter                                                     -
                                                                   -----------
                                                                     1,529,166
             Less amount representing interest                          78,287
                                                                   -----------
                                                                     1,450,879
             Less current portion                                      816,649
                                                                   -----------
             Long- term portion                                       $634,230
                                                                   ===========

         As of August 31, 2001, the Company had computer equipment and software purchased under non-cancelable leases with an original cost of $ 1,643,218. Amortization of $219,088 has been charged to operations as of August 31, 2001


Employment and Consulting Agreements

The Company has employment agreements with eight individuals. These agreements provide for annual base compensation of approximately $1,100,000 per annum. . In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The agreements provide for additional incentives in the form of bonuses for performance and also provide for the issuance of stock options.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE G- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

In the year ended August 31, 2000 a former Company employee filed a complaint against the Company. The complaint alleges the Company owes the plaintiff additional compensation. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.



The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.




NOTE H- STOCKHOLDERS' EQUITY

The Series A Preferred Stock issued in the 1998 acquisition of WG Controls, a former subsidiary, provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. The conversion provision of the Series A Preferred Stock calls for each of the 137,143 preferred shares to be converted into .67361 shares of the Company's Common Stock, or an aggregate of 92,381 shares of Common Stock when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60 day trading period. The Series A Preferred Stock has the same voting rights as the Common Stock and have preference to the Common Stock in the event of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary.

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


On February 1, 2000, the Board of Directors authorized the issuance of 4,100,000 shares of newly-created Series B Convertible Preferred Stock in connection with the Merger of ECOM. These shares were converted to 8,200,000 shares of the Company's Common Stock on July 10, 2001.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE I - STOCK OPTION PLAN AND WARRANTS

The Company has a stock option plan (the "Plan") adopted by the stockholders on March 3, 1999 which replaced the Company's previous 1996 Stock Option Plan. The Plan authorizes the issuance of up to 5,000,000 shares of common stock.


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


A total of 5,000,000 shares of the Company's Common Stock have been reserved pursuant to the Plan. As of August 31, 2001, 2,106,939 options are outstanding:
2,039,439 shares issued inside the Plan and 67,500 shares issued outside the Plan.



Information regarding the options outstanding and exercisable at August 31, 2001 are as follows:

             Options Outstanding                                 Options Exercisable
             -------------------                                 -------------------
                                                              Weighted
                                          Weighted         Average Exercise
                                           Average               Price                      Weighted
                                          Remaining              -----                       Average
Exercise              Number              Contractual                         Number        Exercise
Prices:            Outstanding            Life (Years)                     Exercisable       Price
-------            -----------            -----------                      -----------       -----

 $0.38 -$1.00       1,123,835                  2.25          $  .6358         708,436       $ .5890
    1.17-1.85         698,354                  3.39            1.0379         236,731        1.0471
    2.18-2.99         214,750                  1.12             2.544         182,242        2.5528
    3.36-3.70          70,000                  1.16            3.5057          70,000        3.5057
                    ---------                                               ---------
                    2,106,939                                               1,197,409
                    =========                                               =========


                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000




NOTE I - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

Transactions under stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                                   Weighted
                                               Number of           Average
                                                 shares         Exercise Price
                                                 ------         --------------

Outstanding at August 31, 1999                 2,194,357        $   1.21
Granted                                          325,000            1.81
Exercised                                       (261,838)             .66
Cancelled                                       (720,208)            1.71
                                               ---------        ---------
Outstanding at August  31, 2000                1,537,311            1.20

Granted                                          947,104          1.0819
Exercised                                       (318,571)            1.08
Cancelled                                        (58,905)            1.65
                                               ---------        --------
Outstanding at August  31, 2001                2,106,939           $1.05
                                               =========        ========


For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended August 31, 2001 and 2000, respectively: annual dividends of $0.00 for both years, expected volatility of 140%, risk free interest rate of 6.0% an expected life of 2 to 4 years for all grants. The weighted-average fair values of the stock options granted during the years ended August 31, 2001 and 2000 were $ .0 and $82,000, respectively.


If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share from continuing operations would have been $ (13,310,831) and $ (1.00) in 2001 and $(6,353,393) and $(.14) in 2000, respectively.


In addition to the options described above, the Company has issued warrants to its Chief Executive Officer and in conjunction with private placements, private placement support, and acquisitions.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000




NOTE I - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

Information regarding the warrants outstanding and exercisable at August 31, 2001 are as follows:


             Warrants Outstanding                                Warrants Exercisable
             --------------------                                --------------------
                                                              Weighted
                                          Weighted         Average Exercise
                                           Average               Price                      Weighted
                                          Remaining              -----                       Average
Exercise              Number              Contractual                         Number        Exercise
Prices:            Outstanding            Life (Years)                     Exercisable       Price
-------            -----------            -----------                      -----------       -----

$ .045 -$ 1.00       1,604,784             1.39            $ .98362        1,604,784      $ .98362
    1.01- 2.00       4,784,473           4.0664              1.2096          682,881        1.6293
    2.38- 3.00       2,045,710             1.66              2.9022        2,045,710        2.9022
    3.38- 4.00         112,500             1.05              3.9305          112,500        3.9303

                                                                             Weighted
                                                           Number of          Average
                                                             shares        Exercise Price
                                                             ------        --------------

Outstanding at August 31, 1999                              1,932,359        $   2.18
Granted                                                     2,302,510            1.89
Exercised                                                     (18,408)            .91
Cancelled                                                           -               -
                                                           ----------        --------
Outstanding at August  31, 2000                             4,216,461        $   2.03

Granted                                                     4,500,000           1.146
Exercised                                                     (27,408)          .7594
Cancelled                                                    (399,586)          .9309
                                                            ---------        --------
Outstanding at August  31, 2001                             8,289,467
                                                            =========


                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



NOTE I - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

The Company recognized expenses related to the granting of certain stock options and warrants to non-employees and non-directors. These options and warrants were granted in lieu of cash compensation for services performed. These options and warrants were valued using a Black-Scholes pricing model.

The amount of the expense was $ 0 and $ 82,000 and during 2001 and 2000 respectively.

NOTE J DISCONTINUED OPERATIONS

In connection with the Company's acquisition of e-commerce support centers, inc. in February, 2001, the Company's management ceased developing its seamless data integration and data quality software business operation. As a result, the Company's data integration and data quality software segment is accounted for as a discontinued operation, and accordingly, the amounts in the 2000 financial statements and related notes have been restated to reflect discontinued operations accounting.

Certain information with respect to discontinued operations for the years ended August 31, 2001 and 2000 is summarized as follows:

                                                                     2001                    2000
                                                                     ----                    ----
Net Revenues                                                    $  1,585,349             $5,521,865
Cost of Sales                                                     (1,262,793)            (3,364,400)
                                                                ------------             ----------
Gross profit                                                         322,556              2,157,465
Selling, General and Administrative                              ( 2,015,544)            (2,047,952)
Other                                                                ( 8,857)               (96,864)
                                                                ------------             ----------
Income (Loss) from Discontinued Operations                      $ (1,701,845)            $   12,649
                                                                ============             ==========




NOTE K- RELATED PARTY TRANSACTIONS

As of August 31, 1999, the Company had a $150,000 note payable to a trust controlled by the President of the Company which bore interest at 12% per annum, and was due June 30, 2001. On May 15, 2000, the Company repaid this entire obligation. Interest expense on this note was approximately $13,000 and $17,000 in 2000 and 1999, respectively.


As of August 31, 2001 the company was indebted to its largest customer Gibralter Publishing to the extent of approximately $5,500,000. Gibraltar is indebted to the Company for services in the amount of $710, 413 at August 31, 2001. During the year ended August 31, 2001, the Company recognized $3,080,413 of sales in connection with services provided Gibraltar, representing 47% of the Company's sales for the year for the year ended August 31, 2001.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000

NOTE L-MAJOR CUSTOMERS AND VENDORS

Revenue from three (3) major customers approximated $ 4,769,083 or 73% of sales for the year ended August 31, 2001.



Two vendors accounted for $1,345,101 of expenditures during the years ended August 31, 2001.



NOTE M- GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended August 31, 2001, the Company incurred losses from operations of $ 11,133,976. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

On July 17, 2001, the Company received the letter of resignation from BDO Seidman, LLP, ("BDO") announcing that they were resigning as the Company's independent accountants.

The BDO report on the Company's financial statements for either of the two fiscal years ended August 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended August 31, 2000 and during the interim period ended July 17, 2001, which, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(1)(iv) of Regulation S-K.

On September 4, 2001, the Company engaged Stefanou and Company, LLP ("Stefanou"), to act as the Company's independent certified public accountants for the fiscal year ended August 31, 2001. The Company had not consulted with Stefanou prior to Stefanou's retention on either the application of accounting principles or the type of opinion Stefanou might render on the Company's financial statements.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

         As of November 15, 2001, the executive officers and directors of the Company were as follows:


                       NAME                               AGE      Director                       POSITION
                                                                   Since
     -----------------------------------------        ------------              ----------------------------------------------
     Terrence J. Leifheit....                             39       2001         Director, Chairman, CEO and Pres.
     Ronald L. Weindruch.....                             54       1997         Director, Executive V.P.
     Clifford A. Clark.......                             49       2001         Director, CFO
     Kenneth Horn............                             59       1999         Director, ** ##
     James L. McGovern.......                             59       1998         Director, **
     William P. O'Reilly                                  55       2001         Director
     William E. Willis, Jr.                               47       2001         Director##
     William J. Hadel                                     36                    V.P. of Sales
     Robert W. Hornbuckle                                 32                    V.P. of Information Technology
     Jan E. Kaster                                        27                    V.P. of Operations
     James A. Rapp                                        54                    V.P. of Marketing


NOTE: The terms of the directors are divided into three separate three-year classes. Each director holds office until the year in which his term expires. Weindruch and Willis' terms expire in 2002. Horn, O'Reilly and Clark's terms expire in 2003. Leifheit and McGovern's terms expire in 2004.

         ** member of Audit Committee
         ## member of Compensation Committee

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

The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Audit Committee oversees the Company's accounting and financial reporting and internal controls, reviews annual audit reports and management letters and makes recommendations to the Board regarding appointment of independent auditors. The principal function of the Compensation Committee is to recommend to the Board of Directors the compensation of officers and to oversee the administration of the 1999 Stock Option Plan, at the request of the Board.

None of the officers and/or directors of the Company have, nor have any of the affiliates or promoters of the Company, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, decree involving the violation of any state or federal securities laws within the past five years.

The business experience of each of the persons listed above during the past five years is as follows:

TERRENCE J. LEIFHEIT became President, Chief Operating Officer and a Director of Paladyne upon the ECOM Merger and CEO and Chairman in April 2001. He presides over all operations of ECOM of which he was the founder and also the Paladyne operations. In 1993, he co-founded Gibralter and led the evolution of that company from hardbound reference publishing into an on-line publishing and membership organization with $20 million in sales to customers in over 150 countries. In 1998, he founded Gibralter Data Services, Inc., an Internet service provider specializing in Web page development and hosting services. Prior to these activities, from 1991 to 1992, he served as Vice President of Florida Safety Corporation and Vice President of Dallas Chemicals Corporation. Mr. Leifheit attended the University of Texas at El Paso where he majored in business.

RONALD L. WEINDRUCH has been Executive Vice President-Business Development since February 2001 having served as President and Chief Executive Officer of the Company from 1994 to February 2001 and February 2000, respectively. From 1993 to 1996, Mr. Weindruch was the Chairman of the Sanford Airport Authority in Sanford, Florida. Prior to 1994, he held a variety of senior management positions with Siemens, including senior vice-president of operations at Siemens Stromberg-Carlson. Prior to beginning with Siemens in 1984, Mr. Weindruch served as director of marketing for the Nortel (formerly Northern Telecom) DMS 100 switching system and was also group director of business development for Nortel's digital switching group. Mr. Weindruch holds an M.B.A. degree from George Washington University and a B.S. degree from the University of Illinois.

CLIFFORD A. CLARK has been the Company's VP of Finance since February 2001 and a director since July 10, 2001. From 1999 to 2001, Mr. Clark served as Vice President of Finance for Gibralter and other entities comprising Gibralter Publishing, Inc. Mr. Clark's experience includes more than 25 years in numerous financial and accounting roles, including 11 years with Price Waterhouse and 5 years in the venture capital arena. Since 1995, he has served as President of Kane Realty Corporation, a multi-state real estate management and development firm and President of Parallel Corporation, a retail floor covering company. Mr. Clark has a bachelor's degree in Business Administration from the University of North Carolina at Chapel Hill.

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

WLLIAM P. O'REILLY is a private investor having been Chairman of Verso Technology until he retired in December 2000. From August 1995 to September 2000, Mr. O'Reilly served as CEO of Eltrax Systems, a NASDAQ traded information technology company that was merged into Cereus Technology in September 2000. In 1989, he acquired Military Communications Corporation ("MCC") which provided international public switched network services via telephone centers to the U.S. military worldwide. MCC was sold to WorldCom in 1994. In 1981, Mr. O'Reilly founded Lexitel Corporation; which merged with Allnet in 1984 to form ALC Communications, a leading national long distance carrier. He was also a founder and CEO of Digital Signal, a leading provider of low-cost fiber optic capacity that is now part of Qwest. Mr. O'Reilly was also a founder and past President of COMPTEL, the telecommunications industry association.

WILLIAM E. WILLIS, JR. is a Professor at the Kenan-Flagler School of Business at the University of North Carolina and serves as a business/technology consultant to Cable and Wireless, the State of North Carolina, and others. From 1998 to 2000, he was a corporate officer of Interpath Communications, Inc. where he served in several executive positions, most recently as CTO and VP of Engineering with responsibility for establishing technical strategy and system architecture. From 1992 to 1998, he has served as Vice Provost, Information Technology at North Carolina State University and as a member of the North Carolina Information Resource Management Committee, which governed the use of IT for the State, having been appointed by the Governor of the State to this latter position. In addition, he co-founded an engineering software company where he developed and launched a Unix/Linux-based spreadsheet product. Mr. Willis holds BS and PhD degrees from North Carolina State University.

ITEM 10.  EXECUTIVE COMPENSATION

         Compensation

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 1999, 2000 and 2001 to the Company's Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods below:


                                                                                                    ALL            STOCK
                                                                                                  OTHER           WARRANTS
NAME AND PRINCIPAL                                                                                COMPEN-       AND OPTIONS
POSITION                                      YEAR             SALARY            BONUS            SATION           ISSUED
------------------                         ----------      -------------   --------------    --------------    ------------

Terrence J. Leifheit, President CEO (1)     2001            $93,333         None                                 (3)


John Foster, CEO (2)                        2000            None            None              None               165,000
                                            2001            None            None              None                75,000

Ronald L. Weindruch,                        1999            137,500         $  -0-
Executive Vice President, 2001, 2000        2000            137,500            -0-            36,034             208,784
President, 1999                             2001            123,438            -0-             8,905              50,000
                                                                                                                      -


(All other compensation includes consulting and commission income)

1 Mr. Leifheit's employment began in February 2001 in conjunction with the ECOM merger.
2 Mr. Foster's employment ceased on April 20, 2001.
3 Does not include warrants issued to Mr. Leifheit upon the ECOM merger.
In addition to cash compensation, Mr. Leifheit, Mr. Foster and Mr. Weindruch participate in the Company's stock option plan. The following table details options granted in fiscal year 2001:

                                                            % of
                                                            total
                                           # of shares      options
                                           underlying       granted          Exer.             Exp.
Holder                                     options          in FY 01         Price             Date
------                                     ------------     -------------    --------------    --------------

Terrence J. Leifheit                           515,955         58.4%         $1.02             2/1/05
Ronald L. Weindruch                                -0-
John Foster                                        -0-

No stock options held by this individual were exercised in the current fiscal year whether the options were issued in the current year or in years prior, and none of those options are "in the money."


Employee Stock Option Plan

The Company's 1999 Stock Option Plan (the "Plan"), assumed the 1996 Stock Option Plan, as amended on the migratory merger, which was adopted in 1996 and amended in October, 1997 and July

2001 to increase the number of issuable shares under the Plan to 5,000,000 shares of common stock and to clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

The Plan authorizes the grant of options which qualify as incentive stock options under Section 422A of the Internal Revenue Code ("qualified options"), as well as stock options which do not qualify under that section of the Code ("nonqualified options"). The Plan is administered by the Board of Directors of the Company who may delegate these duties to the Compensation Committee. The Board is authorized to select the individual employees to receive options under the Plan, the number of shares subject to each option, the option term and other matters specified in the Plan.

The Plan provides that the exercise price of any option may not be less than 100% of the fair market value of the Company's stock at the date of grant, defined as the average bid and ask price over the prior five days' trading in which at least 1,000 shares have traded. Options must be granted within ten years from the date the Plan was approved by the Company's shareholders.

A maximum of 5,000,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of August 31, 2001, 1,998,436 options were outstanding:
1,930,936 shares issued inside the Plan, and 67,500 shares issued outside the Plan. As of August 31, 2001, 1,082,255 shares are exercisable at an option price per share ranging from $0.38 to $3.70 per share and with expiration dates from November 2002 through April 2005.

Profit Sharing Plan

The Company sponsors a qualified employee savings plan (commonly referred to as a "401K plan") for all eligible employees, including all the officers of the Company. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with Paladyne matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution. Effective June 1, 2001, the Company modified the plan to eliminate any matching of contributions. No other deferred compensation plan is currently in place. Contributions totaling $1,500 was made for Ronald L. Weindruch during the year ended August 31, 2001.

Employment Agreements

The Company has employment agreements with Terrence J. Leifheit, its President, Ronald L. Weindruch, its Executive Vice President as well as with four other management personnel. Mr. Leifheit's employment agreement expires on December 31, 2003, and may be extended for a period of one year, with an annual base compensation of $300,000, which was deferred to $160,000 pending the closing of a financing of $3 million or August 1, 2001, which is earlier, for the first year, and to increase to $400,000 during the last two years. In addition, he is to receive a bonus based upon total revenues billed as of December 31, 2001, and a bonus equal to 0.5% of revenues for the months of December 2002 and December 2003. Upon entry into the Agreement, Mr. Leifheit was granted options to purchase 100,000 shares of Common Stock and is to be granted options based upon the amount of the Company's EBITDA for future periods. Should the Company terminate the Employment Agreement for cause or Mr. Leifheit terminate it without cause, he would be prohibited for a period of one year from competing with the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's knowledge, as of August 31, 2001, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

                                                     AMOUNT AND NATURE
NAME AND ADDRESS OF                                  OF BENEFICIAL
BENEFICIAL OWNER                                     OWNERSHIP (1)                          PERCENT OF CLASS (2)

Terrence J. Leifheit*                                8,200,000 (3)                          49.0%

Ronald L. Weindruch *                                1,924,340(4)                           11.5%

Kenneth H. Horn *                                    225,668(5)                              1.3%

James L. McGovern*                                   177,835(6)                              1.0%

Clifford A. Clark*                                   247,284(7)                              1.5%

William Hadel                                        840,330(8)                              5.0%

William E. Willis, Jr.*                              33,300(9)                               0.2%

John D. Foster                                       1,011,567(10)                           6.1%

All directors and
executive officers as a
group (7 persons in group)                           10,561,143 (11)                        63.2%


         Note: Unless otherwise noted, all persons address is 1650A Gum Branch Road, Jacksonville, NC 28540

*        Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants which are exercisable within sixty days from August 31, 2001.

(2) Based upon 16,709,351 shares of Common Stock outstanding on August 31, 2001. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of August 31, 2001 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

(3) Includes (i) 6,821,690 shares owned directly and (ii) 1,378,310 shares held in a Voting Trust for which Mr. Leifheit is the sole voting trustee. Does not include (i) 3,743,610 shares of Common Stock underlying warrants owned directly, (ii) 311,514 shares of Common Stock underlying warrants held in trust for the benefit of Mr. Leifheit's minor children, and which warrants are not presently exercisable or
         (iii) up to 6,500,000 shares of Common Stock issuable as Deferred Shares upon future placements. A portion of the shares and the warrants are being held in escrow as security for any indemnification claim the Company may have upon the ECOM merger.

(4) Includes 100,000 shares of stock held in the names of Mr. Weindruch's children, and 1,500,000 held in trusts for which Mr. Weindruch acts as trustee. Includes 255,000 shares that may be acquired by Mr. Weindruch pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.42 to $3.70 per share.

(5) Includes 92,418 shares held by a corporation controlled by Mr. Horn. Includes 67,407 shares which may be acquired by Mr. Horn pursuant to the exercise of stock purchase options exercisable within sixty days at exercise prices from $0.38 to $2.50 per share.

(6) Also includes 145,833 shares that may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $1.00 per share.

(7) Includes 107,284 shares that may be acquired by Mr. Clark pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.70 to $1.14 per share. This total also includes 140,000 shares that are included in the voting trust which Mr. Leifheit controls.

(8) Includes 285,330 shares that may be acquired by Mr. Hadel pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $1.02 to $1.14 per share. This total also includes 555,000 shares that Mr. Hadel also owns that are included in the voting trust which Mr. Leifheit controls.

(9) Includes 33,300 shares that may be acquired by Mr. Willis pursuant to the exercise of stock purchase options exercisable within sixty days at exercise prices from $0.95 per share.

(10) Includes 465,418 shares that may be acquired by Mr. Foster pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at the exercise prices from $0.67 to $3.375 per share.

(11)     See notes 3,4,5,6,7,8 and 9


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Immediately prior to the Merger, ECOM purchased from Gibralter Publishing, of which Mr. Leifheit was a principal shareholder, all of the tangible and intangible assets used in ECOM's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter Publishing had been operating the call center on behalf of ECOM. The purchase price for these assets was $5 million which is payable by ECOM pursuant to two promissory Notes issued to Gibralter, one note for $1,500,000, repayable in five monthly principal installments of $25,000 commencing March 1, 2001, with the balance due on August 31, 2001, and the second Note for $3,500,000, repayable in equal quarterly principal payments through January 1, 2004. Both Notes bear interest at 10% per annum, are secured by the purchased assets and are guaranteed by Paladyne. As of April 9, 2001, these notes were amended to provide that the $1,500,000 Note is due in two equal installments of $750,000, with the first installment due when the Company raises a minimum of $3,000,000 and the second installment six months later, and on no event until the Company has had a positive cash flow for any three consecutive calendar months. The other Note was payable in twelve equal quarterly installments commencing October 1, 2001, however, Gilbralter and the Company agreed that the payments may commence on April 1, 2002.

A portion of the assets used by ECOM in its call center operations consists of equipment which is leased by Gibralter pursuant to various equipment leases. Gibralter has granted to ECOM the right to possess and use the equipment and ECOM has agreed to assume and pay to the lessors the payments to be made by Gibralter pursuant to the leases. As of the Merger, the aggregate amount of these lease obligations was approximately $1,500,000.


ECOM also subleases its offices from Gibralter, see Item 2 of this Report.

In addition, Gibralter is the Company's principal customer, comprising approximately 47% of the Company's revenues for the fiscal year ended August 31, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a)  EXHIBITS

Exhibit No.                        Exhibit Name


2.1 Merger Agreement and Plan of Reorganization previously filed as Exhibit 2.1 to Form 10-SB/A dated December 31, 1997

2.2 Articles of Merger filed in North Carolina previously filed as Exhibit 2.2 to Form 8-K dated February 1, 2001

3.1  * Certificate of Incorporation filed in Delaware on January 11, 1999

3.2  * Certificate of Merger filed in Delaware on March 5, 1999

3.3 * Amendment to Certificate of Incorporation dated July 10, 2001 filed in Delaware

3.4 Certificate of Designations for Series B Preferred Stock filed in Delaware previously filed as Exhibit 2.1 to Form 8-K dated February 1, 2001

3.5 * Certificate of Designations for Series C Preferred Stock and Series D Preferred Stock filed in Delaware on November 1, 2001

3.6 By-Laws of Registrant previously filed as Exhibit 3.2(ii) to Form 10-SB/A, dated December 31, 1997.

4.1 Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

4.2 Certificate of Series A Cumulative Convertible Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-KSB dated November 28, 2000

4.3 Registration Rights Agreement among Paladyne and Terrence Leifheit individually and on behalf of the other ECOM shareholders previously filed as Exhibit 4.1 to Form 8-K dated February 2, 2001

4.4 Form of Anti-Dilution Warrant previously filed as Exhibit 4.2 to Form 8-K dated February 1, 2001

4.5 Form of Parent Performance Warrant previously filed as Exhibit 4.3 to Form 8-K dated February 1, 2001

10.1 Purchase Agreement of Synaptx Access, Inc. f.k.a. North American Telco / Cable Representatives, Inc. previously filed as Exhibit 10.2 to Form 10-SB/A dated December 31, 1997

10.2 Purchase Agreement for Synaptx Impulse, Inc., f.k.a. Maxwell Partners, Inc. previously filed as Exhibit 10.3 to Form 10-SB/A dated December 31, 1997

10.3    Employment Agreement for Ronald L. Weindruch previously filed as Exhibit
10.5 to Form 10-SB/A dated December 31, 1997

10.4    New Lease Agreement on Principal Place of Business previously filed as
Exhibit 10.7 to Form 10-KSB dated November 28, 2000

10.5 Agreement and Plan of Merger for WG Controls, Inc. between Synaptx Worldwide, Inc. and the WG Controls, Inc. shareholders as follows: J ames M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon previously filed as Exhibit 10.1 to Form 8-K dated March 23, 1998

10.6 Agreement and Plan of Stock for Stock Exchange, dated June 1, 1998 between Synaptx Worldwide, Inc. (the "Company") and John Primus and Jannine Primus previously filed as Exhibit 10.1 to Form 8-K dated August 14, 1998

10.7.1 Agreement and Plan of Merger, dated December 21, 2000, among Paladyne, Acquisition Sub and ECOM filed as Exhibit 10.1.1 to Form 8-K dated February 1, 2001

10.7.2 Amendment to Agreement and Plan of Merger among Paladyne, Acquisition Sub and ECOM filed As Exhibit 10.1.2 to Form 8-K Dated February 1, 2001

10.7.3 Second Amendment to Agreement and Plan of Merger, among Paladyne and Mr. Leifheit on behalf of himself and as a representative for the former shareholders of ECOM, dated April 9, 2001, previously filed as Exhibit 10.1.3 to Form 8K/A dated February 1, 2001

10.8    Indemnification Escrow Agreement among Paladyne, Mr. Leifheit, Clifford
A. Clark and Thelen Reid & Priest LLP, as escrow agent, previously filed as
Exhibit 10.2 to Form 8-K dated February 1, 2001

10.9 Form of Lock-up Agreement, previously filed as Exhibit 10.3 to Form 8-K dated February 1, 2001

10.10.1 Gibralter Option Agreement, dated as of April 13, 2000, between Gibralter and ECOM, previously filed as Exhibit 10.4.1 to Form 8-K dated February 1, 2001

10.10.2 First Amendment to Gibralter Option Agreement among ECOM, Gibralter and Paladyne, previously filed as Exhibit 10.4.2 to Form 8-K dated February 1, 2001

10.10.3 Gibralter Assets Assignment among ECOM and Gibralter, previously filed as Exhibit 10.4.3 to Form 8-K dated February 1, 2001

10.10.4 Promissory Note A from ECOM to Gibralter in the principal amount of $1,500,000, previously filed as Exhibit 10.4.4.1 to Form 8-K dated February 1, 2001

10.10.5 Amended Promissory Note A from ECOM to Gibralter in the principal amount of $1,500,000, previously filed as Exhibit 10.4.4.1 to Form 8-K dated February 1, 2001

10.10.6 Promissory Note B from ECOM to Gibralter in the principal amount of $3,500,000, previously filed as Exhibit 10.4.5 to Form 8-K dated February 1, 2001

10.10.7 Amended Promissory Note B from ECOM to Gibralter in the principal amount of $3,500,000, previously filed as Exhibit 10.4.5.1 to Form 8-K/A dated February 1, 2001

10.10.8 Gibralter Security Agreement among ECOM and Gibralter, previously filed as Exhibit 10.4.6 to Form 8-K dated February 1, 2001

10.10.9 Unconditional Guaranty Agreement, among ECOM, Paladyne and Gibralter, previously filed as Exhibit 10.4.7 to Form 8-K dated February 1, 2001

10.10.10 Gibralter Default and Assignment Agreement among ECOM, Gibralter and Paladyne, previously filed as Exhibit 10.4.8 to Form 8-K dated February 1, 2001

10.10.11 Gibralter Secondary Operating Agreement among ECOM and Gibralter, previously filed as Exhibit 10.4.9 to Form 8-K dated February 1, 2001

10.10.12 Gibralter Escrow Agreement among Gibralter, ECOM, Paladyne, and Kilpatrick Stockton LLP, as escrow agent, previously filed as Exhibit 10.4.10 to Form 8-K dated February 1, 2001

10.10.13 Amending Agreement among Gibralter, Paladyne and ECOM, previously filed as Exhibit 10.4.11 to Form 8-K/A dated February 1, 2001

10.11 Gibralter Equipment Use Agreement among ECOM, Gibralter and Paladyne, previously filed as Exhibit 10.5 to Form 8-K dated February 1, 2001

10.12 Gibralter Teleservices Agreement between Gibralter and ECOM previously filed as Exhibit 10.6 to Form 8-K dated February 2, 2001

10.13 Employment Agreement between Paladyne and Mr. Leifheit previously filed as Exhibit 10.7 to Form 8-K dated February 1, 2001

10.14 Employment Agreement between Paladyne and Joseph Landis, previously filed as Exhibit 10.8 to Form 8-K dated February 1, 2001

21.1     * Subsidiaries of Paladyne Corp.

* Filed herewith

(b)  Reports on Form 8-K

July 17, 2001     8-K      Item 4.  Change in Certifying Accountant (Resignation
 of BDO Seidman LLP)

Item 7. Exhibits

July 17, 2001     8-K/A    Item 4.  Change in Certifying Accountant (Resignation
of BDO Seidman LLP)


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                               PALADYNE CORP.
                                               (Registrant)


                                               By:  /S/  Terrence J. Leifheit
                                                    -------------------------
Date: December 14, 2001                                  Terrence J. Leifheit
                                                         President, COO and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                      Position                                    Date
----------------------------------------    ---------------------------------------    --------------------------------------

/S/ Terrence J. Leifheit                    President, Director                        December 14, 2001
----------------------------------------    ---------------------------------------    --------------------------------------
Terrence J. Leifheit


/S/ Ronald L. Weindruch                     Exec. Vice President, Director             December 14, 2001
----------------------------------------    ---------------------------------------    --------------------------------------
Ronald L. Weindruch


                                            Director
----------------------------------------    ---------------------------------------    --------------------------------------
Kenneth Horn


/S/William E. Willis, Jr.                   Director                                   December 14, 2001
----------------------------------------    ---------------------------------------    --------------------------------------
William E. Willis, Jr.


/S/ William P. O'Reilly                     Director                                   December 14, 2001
----------------------------------------    ---------------------------------------    --------------------------------------
William P. O'Reilly


                                            Director
----------------------------------------    ---------------------------------------    --------------------------------------
James L. McGovern

                                            Vice President Finance and Director
/S/ Clifford A. Clark                                                                  December 14, 2001
----------------------------------------    ---------------------------------------    --------------------------------------
Clifford A. Clark
