Form 10QSB
period 2001-11-30
PALADYNE CORP
filed 2002-01-22
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]                QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 2001

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

              Yes  [ X  ]                No  ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                          Outstanding as of
                                                        December 31, 2001

Common Stock, $.001 PAR VALUE                           16,709,351

Transitional Small Business Disclosure Format (check one):  Yes ___    No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets - November 30, 2001
         and August 31, 2001                                                  4

         Condensed Consolidated Statements of Operations -
         three months ended November 30, 2001 and
         November 30, 2000                                                    5

         Condensed Consolidated Statements of Cash Flows -
         three months ended November 30, 2001 and November 30, 2000           7

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12


         PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 6.  Exhibits and Reports on Form 8-K                                    15

         SIGNATURES                                                          16

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended November 30, 2001 and November 30, 2000 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  November 30, 2001           AUGUST 31, 2001
                                                     (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                      $   288,071                $   158,225
      Accounts receivable, net of allowance
      for doubtful accounts of $114,000
      and $607,999, respectively                       1,813,976                  1,414,473
      Prepaid expenses and other current assets           36,739                    113,960
                                                     -----------                -----------
         Total Current Assets                          2,138,786                  1,686,658

Furniture and fixtures                                   360,000                    360,000
Computers and software                                 1,944,332                  1,643,218
Leasehold improvements                                 1,212,119                  1,209,967
Accumulated depreciation                              (1,035,895)                  (783,449)
                                                     -----------                -----------
         Property and equipment, net                   2,480,556                  2,429,736

Other assets                                              18,311                     28,685
                                                     -----------                -----------
                                                     $ 4,637,653                $ 4,145,079
                                                     ===========                ===========

LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:

      Accounts payable and accrued expenses          $ 3,099,935                $ 2,500,585
      Notes payable                                    2,630,301                  2,663,752
      Accrued preferred stock dividends                  159,800                    149,600
      Current portion of capital lease obligations       646,439                    816,649
                                                     -----------                -----------
                  Total current liabilities            6,536,475                  6,130,586

Notes payable                                          2,719,699                  2,986,248
Capital lease obligations                                574,507                    634,230
                                                     -----------                -----------
                  Total liabilities                    9,830,681                  9,751,064

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
   Preferred stock:

       Series A                                              137                        137
       Series C                                              632                         --
   Common stock                                           16,709                     16,709

   Additional paid-in capital                         13,834,930                 12,869,647
   Accumulated deficit                               (19,045,436)               (18,492,478)
                                                     -----------                -----------
Total deficiency in stockholders' equity              (5,193,028)                (5,605,985)
                                                     -----------                -----------
                                                     $ 4,637,653                $ 4,145,079
                                                     ===========                ===========

 See accompanying notes to condensed consolidated unaudited financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED
                                                  NOVEMBER, 30      NOVEMBER, 30
                                                      2001             2000
                                                   (UNAUDITED)      (UNAUDITED)
                                                 -------------      ------------

Total Revenues                                   $  2,440,276

Cost of Revenues                                    1,316,794
                                                 ------------

Gross Profit                                        1,123,482

Selling, general and administrative expenses        1,250,829
Depreciation and amortization                         252,446
                                                 ------------
Loss from operations                                 (379,793)

Other income (expense):
         Interest income
         Interest expense                            (173,166)
                                                 ------------

Loss from continuing operations, before
   income taxes and discontinued operations          (552,959)
Income tax benefits                                        --
                                                 ------------
Loss from continuing operations, before
   discontinued operations                           (552,959)
Loss from discontinued operations                          --          (409,765)
                                                 ------------      ------------

Loss                                                 (552,959)
                                                 ------------
                                                                       (409,765)
Cumulative Convertible Preferred
         Stock Dividend Requirement                   (10,200)          (10,200)
                                                 ------------      ------------

Loss attributable to common stockholders         $   (563,159)     $   (419,965)
                                                 ------------      ------------

Weighted average common shares outstanding:

                  Basic                            16,709,351         8,459,351
                  Diluted                          16,709,351         8,459,351

Earnings (loss) per share:
                  Basic                               $  (.03)          $  (.05)
                  Diluted                             $  (.03)          $  (.05)



 See accompanying notes to condensed consolidated unaudited financial statements

                                PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED
                                                        NOVEMBER, 30    NOVEMBER, 30
                                                             2001            2000
                                                         (UNAUDITED)     (UNAUDITED)
                                                         -----------    ------------

Cash flows used in operating activities                   $(103,245)     $(277,767)

Cash flows provided by (used in) investing activities      (273,091)        80,713

Cash flows provided by financing activities                 446,182          2,500
                                                         -----------    ------------

Net increase (decrease) in cash and
   cash equivalents
                                                             69,846       (194,554)

Cash and cash equivalents at beginning of period            158,225        635,612
                                                         -----------    ------------
Cash and cash equivalents at end of period                $ 228,071      $ 441,057
                                                         ===========    ============

Supplemental Cash Flow Information:
         Cash paid for interest                           $ 173,166      $      --

Non cash investing and financing activities:
         Accrual of preferred stock dividend                 10,200         10,200
        Preferred shares issued in exchange for debt        300,000



 See accompanying notes to condensed consolidated unaudited financial statements

                                 PALADYNE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial information included herein contains the information for Paladyne Corp. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

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

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended August 31, 2001 as filed with the Securities and Exchange Commission.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

NOTE 2.  BUSINESS COMBINATION

On February 1, 2001, Paladyne Corp. ("Paladyne") through a wholly-owned subsidiary ECOM Acquisition Corp. ("Acquisition Sub"), merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("ECOM"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement") in a transaction accounted for using the purchase method of accounting. Upon the Merger, ECOM became a wholly owned subsidiary of Paladyne. ECOM is a provider of Customer Relationship Management (CRM) solutions and customer contact center services as an outsourcing option to companies from its contact center in Jacksonville, NC. The merger consideration (the "Merger Consideration") to the ECOM shareholders consisted of shares of newly created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. Terrence J. Leifheit, the principal shareholder of ECOM, and another ECOM shareholder, delivered into escrow securities representing approximately 25% of the aggregate Merger Consideration as security for indemnification claims Paladyne may have under the Merger Agreement.

Upon the Merger, Paladyne issued 4,100,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock voted on a two-for-one basis with the Common Stock on all matters, but with a separate vote on matters directly affecting such Series, mandatorily converts into two shares of Paladyne Common Stock immediately following stockholder approval of an increase in the number of authorized shares of Common Stock, will receive any dividends declared on an as-converted basis with the Common Stock and will have a liquidation preference of $5.00 per share. The stockholder approval was obtained at a July 10, 2001 stockholders meeting, accordingly, the shares are deemed converted as of that date.

To protect against dilution to the former ECOM shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised. Approximately 258,000 of these Anti-Dilution Warrants have now expired unexercised as a result of the expiration of approximately 430,000 of the Present Options/Warrants.

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

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), ECOM shareholders will receive one share of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities. ECOM shareholders waived their rights under this provision for the current $3,000,000 private placement.

The Merger Agreement provided that Paladyne would grant options, at market value, to ECOM employees for the purchase of an aggregate of 500,000 shares of Paladyne Common Stock under its 1999 Stock Option Plan. The Compensation Committee of the Board of Directors was authorized to grant such options upon receipt from former ECOM management of a proposal of the ECOM employees to whom the options should be granted. None of these options have been granted.

Immediately prior to the Merger, ECOM purchased from Gibralter Publishing, Inc., a North Carolina corporation, all of the tangible and intangible assets used in ECOM 's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ECOM. The purchase price for these assets was $5 million which is payable by ECOM pursuant to two amended promissory notes issued to Gibralter and guaranteed by Paladyne, one note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second note for $3,500,000 is repayable in equal quarterly principal and interest payments of $377,000 beginning in April 2002 and continuing through January 2005. Both notes bear interest at 10% per annum and are secured by the purchased assets.

A portion of these assets used by ECOM in its contact center operations consists of equipment that is leased by Gibraltar pursuant to various equipment leases. Pending the receipt by Gibralter of lessor consents to the assignments of these leases to ECOM, and in accordance with an Equipment Use Agreement entered into by Gibralter and ECOM, Gibralter has granted to ECOM the right to possess and use the equipment and ECOM has agreed to assume and pay to the lessors the payments to be made by Gibralter pursuant to the leases.

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
                                                                    -----------
     Excess of purchase price over fair value of assets acquired
                                                                    $ 9,372,943
                                                                    ===========

The 4,100,000 shares of Series B Preferred Stock issued in the Merger was valued based upon the underlying 8,200,000 shares of Common Stock at a price of $.7031 (the average the Company's common stock price five days prior to February 1, 2001) for a total consideration of $5,765,000.

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of operations.

Impairment Charge

During the year ended August 31, 2001, the Company recorded a charge of $ 9,008,713 for goodwill impairment related to its ECOM subsidiary. Subsequent to its acquisition in February 2001, the ECOM subsidiary experienced significant changes in market conditions. This change caused the subsidiary not to reach the sales levels the Company originally anticipated at the time of the acquisition. In addition, the Company's acquisition and related business plan contemplated the private placement of the Company's equity in order to develop the subsidiary. Due to adverse capital market conditions, the Company was unable to raise a significant amount of equity financing. Separately, during the year ended August 31, 2001, the Company ceased the development of the Company's data integration and data quality software and recorded a charge of $338,037 for impairment of capitalized software related to this discontinued operations.

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

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the acquisition had taken place on September 1, 2000. ECOM had a December 31 year end and therefore, ECOM's results for the three months ended December 31, 2000 have been consolidated with Paladyne's results for the three months ended November 30, 2000.

                                                    For the three months ended
                                                   November 30,     November 30,
                                                       2001            2000
                                                   ------------     -----------
                                                      Actual         Pro Forma

         Revenues                                    $2,440,276     $ 1,783,765
         Net loss attributable
            to common stockholders                   $ (563,159)    $(1,129,455)

          Weighted average common
            shares outstanding:
            Basic and diluted                        16,709,351     8,459,351

         Earnings (loss) per share:
           Basic and diluted                         $(.03)         $(.13)

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

NOTE 3.  SERIES A DIVIDEND

The holders of the Company's Series A cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $159,800 as of November 30, 2001.

NOTE 4. STOCKHOLDERS' DEFICIT

The Series A Preferred Stock issued in the 1998 acquisition of WG Controls, a former subsidiary, provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. The conversion provision of the Series A Preferred Stock calls for each of the 137,143 preferred shares to be converted into .67361 shares of the Company's Common Stock, or an aggregate of 92,381 shares of Common Stock when the Company's Common Stock achieves an average closing price of $5.25 per share for a consecutive 60-day trading period. The Series A Preferred Stock has the same voting rights as the Common Stock and have preference to the Common Stock in the event of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary.

On February 1, 2001, the Board of Directors authorized the issuance of 4,100,000 shares of newly created Series B Convertible Preferred Stock in connection with the Merger of ECOM. These shares were converted to 8,200,000 shares of the Company's Common Stock on July 10, 2001.

On September 24, 2001, the Board of Directors authorized a private placement of up to 600,000 units priced at $5.00 per unit, with a unit consisting of three shares of the Company's Series C 8% Convertible Preferred Stock. Each share of Series C Preferred Stock is convertible into 10 shares of the Company's Common Stock commencing April 29, 2002, and is subject to mandatory conversion if the closing market price of the Common Stock is at least $1.25 per share for any 15 consecutive trading days. Net proceeds from this private placement as of November 30, 2001 $976,115, which is net of offering expenses of $77,135 and includes the exchange of $300,000 in debt for this Series C preferred stock. This resulted in the issuance of 210,650 shares of Series C Preferred Stock.

NOTE 5.  INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $13,520,000, which expire through 2020. The deferred tax asset related to the carryforward is approximately $4,400,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

NOTE 6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes Payable at November 30, 2001 are as follows:

                                                                                            2001
                                                                                            ----
          Note payable in quarterly installments of $377,000, including interest
          at 10% per annum, secured by property and equipment.                          $ 3,500,000

          Note payable in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment. The first installment is due after completion of a $3,000,000 equity or convertible debt offering by the Company and the remaining installment payment due the later of six months after the first installment payment is made and after three
          consecutive months of positive cash flow from operations (as defined).          1,500,000

          Note payable to Bank in monthly installments of interest
          only at the Bank's prime lending rate plus 1%, secured by accounts
          receivable.                                                                       350,000

          Capital leases, principal and interest payable in installments through 2004, interest rates range from 8% to 13% collateralized by
          specific computer and telephone equipment and software                          1,220,946
                                                                                        -----------
                                                                                          6,570,946

          Less: current portion                                                          (3,276,740)
                                                                                        -----------
                                                                                        $ 3,294,206
                                                                                        ===========


NOTE 7. CONTINGENCY

A former Company employee filed a complaint against the Company alleging that the Company owes the plaintiff additional compensation. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since the February merger with e-commerce support centers, inc. ("ECOM"), Paladyne Corp. (the "Company") has provided CRM-based customer and tech support, and outbound telemarketing for business-to-business and business-to-consumer needs, see Note 2 to the notes to the financial statements.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's independent accountant's report contained a going concern qualification for the year ended August 31, 2001.

The Company maintains substantial business relations with Gibralter Publishing, Inc. ("Gibralter"), from which it has acquired or leased a substantial portion of the ECOM assets in exchange for the installment notes, see note 2 to the condensed consolidated financial statements. Gibralter continues to be the Company's principal customer, accounting for approximately 50% of the revenues for the quarter ended November 30, 2001.

During the three months ended November 30, 2001, the Company has continued to reduce or eliminate non-critical expenses and operations. Certain personnel continue to defer all or a portion of their compensation.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three months ended November 30, 2001 and November 30, 2000, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                                Three months Ended
                                                    November 30,
                                              2001                 2000
                                              -------------------------
                                                     (UNAUDITED)

Total revenues                                 100%                   -

Cost of revenues                              53.9%                   -
                                             -----                 ----

Gross profit                                  46.1%                   -

Operating expenses                            61.6%                   -
                                             -----                 ----
Operating loss                               (15.5%)                  -

Interest expense                               7.1%                   -

Loss from discontinued operations                -                 100%
                                             -----                 ----
Net income (loss)                            (22.6%)               100%
                                             =====                 ====

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

Revenues for the three months ended November 30, 2001 were $2,440,276, cost of sales and gross margin were $1,316,704 and $1,123,482, respectively for this period. All of these were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business and business-to-consumer operations. These operations began with the purchase of ECOM on February 1, 2001 as discussed in Note 2 to the condensed financial statements. Sales for the three months ended November 30, 2000 were attributable entirely to the discontinued operations relating to the contract software and service center operations and have accordingly been combined into the loss from discontinued operations.

Expenses including depreciation and amortization and interest expense were $1,676,441, these costs all related to the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-consumer operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a bank line of credit. The Company has continued to aggressively seek additional financing or additional equity infusion to fund the acquisition and growth of ECOM. A private placement of the Company's Series C Preferred Stock is currently being offered. This private placement provides for a maximum of $3,000,000, at November 30, 2001 $1,053,250 has been raised (this includes the $300,000 issued in exchange for debt). The Company has completed most of its cost cutting moves including closing the Florida and Virginia offices and certain employee reductions. Conventional bank financing has not been expanded but with successful completion of the private placement we intend to aggressively pursue increases in our bank financing. The Company must obtain additional capital, primarily to enable payment of the merger related costs from the February 2001 merger with ECOM and to enable the execution of the ECOM business plan. These merger costs, additional borrowing related to the merger, and the loss of the Company's traditional revenue sources (discontinued operations) have strained liquidity significantly

Cash used in operating activities was $103,245 for the three months ended November 30, 2001. This cash decrease is primarily the result of increased operating losses, caused by the loss of the Company's traditional revenue source and revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $303,266 in computers and leasehold improvements during this period. The Company met its cash requirements during the three months ended November 30, 2001 through the receipt of $753,250 (net of exchange for debt) from the sale of the Series C preferred stock in a private placement.

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required and any equity raises would be substantially dilutive to existing shareholders.

In prior periods, significant shareholders have loaned money to or guaranteed indebtedness of the Company to satisfy certain obligations. No assurance can be given that such shareholders would guarantee any further indebtedness or seek to withdraw their existing guarantees.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

The Company's independent certified public accountants have stated in their report included in the Company's August 31, 2001 Form 10-KSB, that the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

                                     PART II


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)      None
          (b)      None
          (c)      Sale of Securities

              During the fiscal quarter ended November 30, 2001, the Company sold 210,650 shares of its Series C Preferred Stock in a placement claimed to be exempt from the registration provisions of the Securities Act by reason of Section 4(2) therof. The purchasers entered into Subscription Agreements containing customary representations and warranties regarding their knowledge of the Company and their understanding of the exemption from registration. The purchasers either paid cash or exchanged existing outstanding indebtedness for their shares. The Company received $1,053,250, net of commissions of $77,135 to Attkinson Carter & Co., the placement agent. The Series C Preferred Stock is convertible into shares of Common Stock, see Note 4 to the financial statements in this report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 3.1 Certificate of Designations to the Certificate of Incorporation of Paladyne Corp., as filed with the Delaware Secretary of State on November 1, 2001.


          (b)   Reports on Form 8-K

                1.  Form 8-K for an event of September 4, 2001, reporting on
                    Item 4, the retaining of a new independent accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PALADYNE CORP.



Date:    January 22, 2002                   By /s/ Terrence Leifheit
                                               ---------------------------
                                                   Terrence Leifheit
                                                   President

Date:    January 22, 2002                   By /s/ Clifford Clark
                                               ---------------------------
                                                   Clifford Clark
                                                   Chief Financial Officer