Form 10QSB
period 2002-02-28
PALADYNE CORP
filed 2002-04-12
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 28, 2002

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

           Class                                               Outstanding as of
                                                                 April 4, 2002
Common Stock, $.001 PAR VALUE                                     16,709,351

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 ---      ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets - February 28, 2002
         and August 31, 2001                                                  4

         Condensed Consolidated Statements of Operations -
         three months ended February 28, 2002 and
         February 28, 2001                                                    5

         Condensed Consolidated Statements of Operations -
         six months ended February 28, 2002 and
         February 28, 2001                                                    6

         Condensed Consolidated Statements of Cash Flows -
         six months ended February 28, 2002 and
         February 28, 2001                                                    7

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 6.  Exhibits and Reports on Form 8-K                                    17

         SIGNATURES                                                          17

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and six months ended February 28, 2002 and February 28, 2001 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             FEBRUARY 28, 2002   AUGUST 31, 2001
                                                (UNAUDITED)      ---------------
                                                -----------
ASSETS
Current Assets:
   Cash and cash equivalents                    $   176,128        $   158,225
   Accounts receivable, net of allowance
   for doubtful accounts of $164,000
   and $607,999, respectively                     1,900,072          1,414,473
   Prepaid expenses and other current assets         49,041            113,960
                                                -----------        -----------
      Total Current Assets                        2,125,241          1,686,658

Property and equipment, net of accumulated
   depreciation of $1,270,747 and $783,449        2,252,945          2,429,736

Other assets                                         18,311             28,685
                                                -----------        -----------
                                                $ 4,396,497        $ 4,145,079
                                                ===========        ===========
LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses        $ 2,831,381        $ 2,500,585
   Notes payable                                  2,903,513          2,663,752
   Accrued preferred stock dividends Series A       170,000            149,600
   Current portion of capital lease obligations     816,528            816,649
                                                -----------        -----------
               Total current liabilities          6,721,422          6,130,586

Notes payable                                     2,446,487          2,986,248
Capital lease obligations                           337,727            634,230
                                                -----------        -----------
               Total liabilities                  9,505,636          9,751,064

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
      Preferred stock;
         Series A                                       137                137
         Series C                                       930              -
      Common stock                                   16,709             16,709
      Additional paid-in capital                 14,260,548         12,869,647
      Accumulated deficit                       (19,387,463)       (18,492,478)
                                                -----------        -----------
         Total deficiency in stockholders'
         equity                                  (5,109,139)        (5,605,985)
                                                -----------        -----------
                                                $ 4,396,497        $ 4,145,079
                                                ===========        ===========


See accompanying notes to condensed consolidated unaudited financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED
                                                         FEBRUARY 28,
                                                   2002               2001
                                                (UNAUDITED)        (UNAUDITED)
                                                -----------        -----------

Total Revenues                                  $ 2,523,723        $   897,082

Cost of Revenues                                  1,368,102            472,809
                                                -----------        -----------
Gross Profit                                      1,155,621            424,273

Selling, general and administrative expenses      1,112,968            485,704
Depreciation and amortization                       234,852            130,357
                                                -----------        -----------

Loss from operations                               (192,199)          (191,788)

Other income (expense):
     Interest expense                              (149,828)           (57,721)
                                                -----------        -----------
Loss from continuing operations, before
  income taxes and discontinued operations         (342,027)          (249,261)
Income tax benefits                                   -                  -
                                                -----------        -----------

Loss from continuing operations, before
  discontinued operations                          (342,027)          (249,261)
Loss from discontinued operations                     -               (697,392)
                                                -----------        -----------

Loss                                               (342,027)          (946,653)

Cumulative Convertible Preferred Stock
     Dividend Requirement                           (10,200)           (10,200)
                                                -----------        -----------

Loss attributable to common stockholders        $  (352,227)       $  (956,853)
                                                ===========        ===========

Weighted average common shares outstanding:
          Basic                                  16,709,351          8,459,351
          Diluted                                16,709,351          8,459,351


Earnings (loss) per share:
          Basic                                 $    (.02)        $     (.11)
          Diluted                               $    (.02)        $     (.11)


      See accompanying notes to condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE SIX MONTHS ENDED
                                                         FEBRUARY 28,
                                                   2002               2001
                                                (UNAUDITED)        (UNAUDITED)
                                                -----------        -----------

Total Revenues                                  $ 4,963,999        $   897,082

Cost of Revenues                                  2,684,896            472,809
                                                -----------        -----------
Gross Profit                                      2,279,103            424,273

Selling, general and administrative expenses      2,363,797            485,704
Depreciation and amortization                       487,298            130,357
                                                -----------        -----------
Loss from operations                               (571,992)          (191,788)

Other income (expense):
     Interest expense                              (322,994)           (57,473)
                                                -----------        -----------
Loss from continuing operations, before
  income taxes and discontinued operations         (894,986)          (249,261)
Income tax benefits                                   -                  -
                                                -----------        -----------

Loss from continuing operations, before
  discontinued operations                          (894,986)          (249,261)


Loss from discontinued operations                     -             (1,107,157)
                                                -----------        -----------

Loss                                               (894,986)        (1,356,418)

Cumulative Convertible Preferred
          Stock Dividend Requirement                (20,400)           (20,400)
                                                -----------        -----------

Net loss attributable to
  common stockholders                             ($915,386)       ($1,376,818)
                                                ===========        ===========
Weighted average common shares outstanding:
                  Basic                          16,709,351          8,458,956
                  Diluted                        16,709,351          8,458,956

Earnings (loss) per share:
                  Basic                            $ (.05)            $ (.16)
                  Diluted                          $ (.05)            $ (.16)


      See accompanying notes to condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE SIX MONTHS ENDED
                                                         FEBRUARY 28,
                                                   2002               2001
                                                (UNAUDITED)        (UNAUDITED)
                                                -----------        -----------

Cash flows used in operating activities         $  (477,172)       $  (165,641)

Cash flows used in investing activities            (300,133)          (380,833)

Cash flows provided by financing activities         795,208            309,321
                                                -----------        -----------
Net increase (decrease) in cash and
  cash equivalents                                   17,903           (237,153)

Cash and cash equivalents at beginning
  of period                                         158,225             635,612
                                                ------------       ------------

Cash and cash equivalents at end of period      $   176,128        $   398,459
                                                ===========        ===========

Supplemental Cash Flow Information:
      Cash paid for interest                    $   322,994        $    57,473

Non cash investing and financing activities:
      Accrual of preferred stock dividend            20,400             20,400
      Preferred shares issued in exchange
        for debt                                   300,000


      See accompanying notes to condensed consolidated financial statements

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

---------------------------------------

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

In addition, ending upon the earlier to occur of December 20, 2002 or Paladyne's completion of $6,500,000 in cash from sales of Common Stock or Common Stock equivalents (the "New Securities"), ecom shareholders will receive, one share (the "Deferred Shares") of Common Stock for each $1.00 in gross proceeds received upon the sale of New Securities or issuable upon conversion, exercise or exchange of New Securities. ecom shareholders waived their rights under this provision for the private placement of Series C Preferred Stock.

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

Immediately prior to the Merger, ecom purchased from Gibralter Publishing, Inc., a North Carolina corporation, all of the tangible and intangible assets used in ecom's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ecom. The purchase price for these assets was $5 million which is payable by ecom pursuant to two amended promissory notes issued to Gibralter and guaranteed by Paladyne, one note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second note for $3,500,000 is repayable in equal quarterly principal and interest payments of $377,000 beginning in April 2002 and continuing through January 2005. Both notes bear interest at 10% per annum and are secured by the purchased assets.

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

Impairment Charge
-----------------

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

Based upon the evaluation, the Company recognized an asset impairment loss of $9,346,750 or $ .71 per share during the year ended August 31, 2001.

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


                          For the three months ended    For the six months ended
                                  February 28,                February 28,
                               2002         2001           2001          2000
                               ----         ----           ----          ----
                              Actual     Pro Forma
Revenues                   $ 2,523,723  $ 2,121,055    $ 4,963,999  $ 4,733,619
Net loss attributable
  to common stockholders   $  (352,227) $(1,392,276)   $  (915,386) $(2,799,814)

Weighted average common
  shares outstanding:
  Basic and diluted         16,709,351    8,459,351     16,709,351    8,458,956

Earnings (loss) per share:
  Basic and diluted        $    (.02)   $    (.16)     $    (.05)   $    (.33)

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

NOTE 3.  SERIES A DIVIDEND

The holders of the Company's Series A cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $170,000 as of February 28, 2002.

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

On September 24, 2001, the Board of Directors authorized a private placement of up to 600,000 units priced at $5.00 per unit, with a unit consisting of three shares of the Company's Series C 8% Cumulative Convertible Preferred Stock. Each Series C Preferred share is convertible into 10 shares of the Company's Common Stock at $3.00 per share. Net proceeds from this private placement as of February 28, 2002 $1,412,230, which is net of offering expenses of $136,920 and includes the exchange of $300,000 in debt for this Series C Preferred Stock. This resulted in the issuance of 930,000 shares of Series C Preferred Stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since the February merger with e-commerce support centers, inc. ("ecom"), Paladyne Corp. (the "Company") has provided CRM-based customer and tech support, and outbound telemarketing for business-to-business and business-to-customer needs, see Note 2 to the notes to the financial statements.

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

The Company maintains substantial business relationships with Gibralter Publishing, Inc. ("Gibralter"), from which it has acquired or leased a substantial portion of the ecom assets in exchange for the installment notes, see note 2 to the condensed consolidated financial statements. Gibralter continues to be the Company's principal customer, accounting for approximately 50% of the revenues for the six month period and three month period ended February 28, 2002.

During the three months ended February 28, 2002, the Company has continued to reduce or eliminate non-critical expenses and operations. Certain personnel continue to defer all or a portion of their compensation.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2002 and 2001, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                    Three months Ended         Six months Ended
                                       February 28,              February 28,
                                     2002       2001           2002       2001
                                    ------------------         ----------------
                                       (UNAUDITED)               (UNAUDITED)

Total revenues                       100%       100%           100%       100%

Cost of revenues                      54%        53%            54%        53%
                                     ----       ----           ----       ----
Gross profit                          46%        47%            46%        47%

Operating expenses                    53%        69%            57%        69%
                                     ----       ----           ----       ----

Operating loss                        (7%)      (22%)          (11%)      (22%)

Interest expense                      (6%)       (6%)           (6%)       (6%)

Loss from discontinued operations               (77%)                     (123%)
                                     ----       ----           ----        ----
Net loss                             (13%)     (105%)          (17%)      (151%)
                                     ----       ----           ----        ----
                                     ----       ----           ----        ----

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2002 TO THE SIX MONTHS ENDED FEBRUARY 28, 2001
----------------------------------------------------------------------------

Revenues for the six months ended February 28, 2002 and 2001 were $4,963,999 and $897,082, respectively; this represents a 450% increase in sales. This is due to the February 28. 2001 period containing only one month's revenue. All of these revenues were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-customer operations. These operations began with the purchase of ecom on February 1, 2001 as discussed in Note 2 to the condensed financial statements. Other revenue for the six months ended February 28, 2001 were attributable entirely to the discontinued operations relating to the contract software and service center operations and have accordingly been combined into the loss from discontinued operations.

Cost of revenues of $2,684,896 and $472,809, respectively for the six months ended February 28, 2002 and 2001 were 54% and 53% of revenue for the periods. The increase in cost of sales of $2,212,087 from the six months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity. Gross profit was $2,279,103 and $424,273, respectively for the six months ended February 28, 2002 and 2001 were 46% and 47% of revenue for the periods. The increase in gross profit of $1,854,830 from the six months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity.

Operating expenses of $2,851,095 and $616,061, respectively for the six months ended February 28, 2002 and 2001 were 57% and 69% of revenue for the periods. The decline as a percentage of revenue from 69% to 57% is due significant cost cutting actions taken during the last nine months and the decrease in depreciation and amortization expenses as a result of the write off of goodwill due to its impaired value. This reduction in depreciation and amortization expenses totaled approximately $294,000 or 6% of revenue for the six months ended February 28, 2002. The increase in operating expenses of $2,235,034 from the six months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity.

Interest expense, as percentage of revenue, remained unchanged at 6% during the six months ended February 28, 2001 as compared to the six months ended February 29, 2002. The increase from $57,473 to $322,944 is attributable to the six months of activity in 2002 as compared to the one period month shown in 2001.


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002 TO THE THREE MONTHS ENDED FEBRUARY 28, 2001
--------------------------------------------------------------------------------

Revenues for the three months ended February 28, 2002 and 2001 were $2,523,723 and $897,082, respectively; this represents a 180% increase in sales. This is due to the February 28. 2001 period containing only one month's revenue. All of these revenues were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-customer operations. These operations began with the purchase of ecom on February 1, 2001 as discussed in Note 2 to the condensed financial statements. Other revenue for the six months ended February 28, 2001 were attributable entirely to the discontinued operations relating to the contract software and service center operations and have accordingly been combined into the loss from discontinued operations.

Cost of revenues of $1,368,102 and $472,809, respectively for the six months ended February 28, 2002 and 2001 were 54% and 53% of revenue for the periods. The increase in cost of sales of $895,293 from the three months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity. Gross profit was $1,155,621 and $424,273, respectively for the three months ended February 28, 2002 and 2001 and was 46% and 47% of revenue for the periods. The increase in gross profit of $731,348 from the three months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity.

Operating expenses, including depreciation and amortization, have decreased as percentage of revenue from 69% for the three months ended February 28, 2001 to 53% for the six months ended February 28, 2002. The decline as a percentage of revenue from 69% to 57% is due significant cost cutting actions taken during the last nine months and the decrease in depreciation and amortization expenses as a result of the write off of goodwill due to its impaired value. This reduction in depreciation and amortization expenses totaled approximately $147,000 or 6% of revenue for the six months ended February 28, 2002. The increase in operating expenses of $731,759 from the three months ended February 28, 2001 to February 28, 2002 is due to the 2001 period reflecting only one month of activity.

Interest expense, as a percentage of revenue, remained unchanged at 6% during the three months ended February 28, 2001 as compared to the three months ended February 28, 2002. The increase from $57,473 to $149,828 is attributable to the three months of activity in 2002 as compared to the one period month shown in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a bank line of credit. The Company has continued to aggressively seek additional financing or additional equity infusion to fund the acquisition and growth of ecom. A private placement of the Company's Series C Preferred Stock was offered through February 28, 2002. At February 28, 2002 $1,549,150 has been raised (this includes the $300,000 issued in exchange for debt). The Company has completed most of its cost cutting moves including closing the Florida and Virginia offices and certain employee reductions. Conventional bank financing has not been expanded but with successful completion of the private placement we intend to aggressively pursue increases in our bank financing. The existing line of credit of $350,000 is past due and in default. The Company plans to repay this borrowing with proceeds from the private placement or an alternate borrowing source. The Company must obtain additional capital, primarily to enable payment of the merger related costs from the February 2001 merger with ecom and to enable the execution of the ecom business plan. These merger costs, additional borrowing related to the merger, and the loss of the Company's traditional revenue sources (discontinued operations) have strained liquidity significantly

Cash used in operating activities was $477,172 for the six months ended February 28, 2002. This cash decrease is primarily the result of increased operating losses, caused by the loss of the Company's traditional revenue source and revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $303,266 in computers and leasehold improvements during this period. The Company met its cash requirements during the six months ended February 28, 2002 through the receipt of $1,249,150 (net of exchange for debt and before payment of private placement expenses) from the sale of the Series C Preferred Stock in a private placement.

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

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

                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None
     (b)  None
     (c)  Sale of Securities
               During the fiscal quarter ended February 28, 2002, the Company sold 298,000 shares of its Series C Preferred Stock in a placement claimed to be exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. The purchasers entered into Subscription Agreements containing customary representations and warranties regarding their knowledge of the Company and their understanding of the exemption from registration. The purchasers either paid cash or exchanged existing outstanding indebtedness for their shares. The Company received $436,116, net of commissions of $59,784 to Attkinson Carter & Co., the placement agent. The Series C Preferred Stock is convertible into shares of Common Stock, see Note 4 to the financial statements in this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          1.  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PALADYNE CORP.


Date:    April 5, 2002                      By /s/ Terrance Leifheit
                                               ---------------------
                                            Terrance Leifheit
                                            President


Date:    April 5, 2002                      By /s/ Clifford Clark
                                               ---------------------
                                            Clifford Clark
                                            Chief Financial Officer