Form 10QSB
period 2002-05-31
PALADYNE CORP
filed 2002-07-15
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]              QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 2002

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

         Class                                                 Outstanding as of
                                                                 July 3, 2002

Common Stock, $.001 PAR VALUE                                     16,709,351

Transitional Small Business Disclosure Format (check one):     Yes        No  X
                                                                   ---       ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets - May 31, 2002
         and August 31, 2001                                                  4

         Condensed Consolidated Statements of Operations -
         three months ended May 31, 2002 and
         May 31, 2001                                                         5

         Condensed Consolidated Statements of Operations -
         nine months ended  May 31, 2002 and
         May 31, 2001                                                         6

         Condensed Consolidated Statements of Cash Flows -
         nine months ended May 31, 2002 and May 31, 2001                      7

         Notes to Unaudited Condensed Consolidated Financial Statements       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14


         PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 6.  Exhibits and Reports on Form 8-K                                    17

         SIGNATURES                                                          17

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and nine months ended May 31, 2002 and May 31, 2001 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    MAY 31, 2002       AUGUST 31, 2001
                                                    (UNAUDITED)        ---------------
                                                    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $    177,499        $    158,225
   Accounts receivable, net of allowance
   for doubtful accounts of $164,000
   and $607,999, respectively                          1,626,720           1,414,473
   Prepaid expenses and other current assets             109,744             113,960
                                                    ------------        ------------
      Total Current Assets                             1,913,963           1,686,658

Property and equipment, net of accumulated
   depreciation of $1,505,599 and $783,449             2,037,846           2,429,736

Other assets                                               8,310              28,685
                                                    ------------        ------------
                                                    $  3,960,119        $  4,145,079
                                                    ============        ============
LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses            $  3,061,573        $  2,500,585
   Notes payable                                       3,183,557           2,663,752
   Accrued preferred stock dividends Series A            180,200             149,600
   Current portion of capital lease obligations          671,439             816,649
                                                    ------------        ------------
             Total current liabilities                 7,096,769           6,130,586

Notes payable                                          2,166,443           2,986,248
Capital lease obligations                                381,191             634,230
                                                    ------------        ------------
             Total liabilities                         9,644,403           9,751,064

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
      Preferred stock;
         Series A                                            137                 137
         Series C                                            941               -
      Common stock                                        16,709              16,709
      Additional paid-in capital                      14,257,250          12,869,647
      Accumulated deficit                            (19,959,321)        (18,492,478)
                                                    ------------        ------------
         Total deficiency in stockholders' equity     (5,684,284)         (5,605,985)
                                                    ------------        ------------
                                                    $  3,960,119        $  4,145,079
                                                    ============        ============


See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED
                                                               MAY 31,
                                                      2002                2001
                                                   (UNAUDITED)         (UNAUDITED)
                                                   -----------         -----------
Total Revenues                                     $ 2,035,472         $ 2,925,499

Cost of Revenues                                     1,141,585           1,704,305
                                                   -----------         -----------
Gross Profit                                           893,887           1,221,194

Selling, general and administrative expenses         1,058,207           1,173,972
Depreciation and amortization                          234,852             391,074
                                                   -----------         -----------

Loss from operations                                  (399,172)           (343,852)

Other income (expense):
      Interest expense                                (172,685)           (164,998)
                                                   -----------         -----------
Loss from continuing operations, before
  income taxes and discontinued operations            (571,857)           (508,850)
Income tax benefits                                       -
                                                   -----------         -----------

Loss from continuing operations, before
  discontinued operations                             (571,857)           (508,850)
Loss from discontinued operations                         -               (963,807)
                                                   -----------         -----------

Net Loss                                              (571,857)         (1,472,657)

Cumulative Convertible Preferred Stock
      Dividend Requirement                             (10,200)            (10,200)
                                                   -----------         -----------

Loss attributable to common stockholders           $  (582,057)        $(1,482,857)
                                                   ===========         ===========
Weighted average common shares outstanding:
           Basic                                    16,709,351           8,459,351
           Diluted                                  16,709,351           8,459,351

Earnings (loss) per share:
           Basic                                   $    (.03)          $    (.18)
           Diluted                                 $    (.03)          $    (.18)


See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE NINE MONTHS ENDED
                                                               MAY 31,
                                                      2002                2001
                                                   (UNAUDITED)         (UNAUDITED)
                                                   -----------         -----------
Total Revenues                                     $ 6,999,471         $ 3,822,581

Cost of Revenues                                     3,826,481           2,177,114
                                                   -----------         -----------
Gross Profit                                         3,172,990           1,645,467

Selling, general and administrative expenses         3,422,004           1,659,676
Depreciation and amortization                          722,150             521,431
                                                   -----------         -----------
Loss from operations                                  (971,164)           (535,640)

Other income (expense):
      Interest expense                                (495,679)           (222,471)
                                                   -----------         -----------

Loss from continuing operations, before
  income taxes and discontinued operations          (1,466,843)           (758,111)
Income tax benefits                                       -                   -
                                                   -----------         -----------

Loss from continuing operations, before
  discontinued operations                           (1,466,843)           (758,111)

Loss from discontinued operations                         -             (2,070,964)
                                                   -----------         -----------

Net Loss                                            (1,466,843)         (2,829,075)

Cumulative Convertible Preferred
      Stock Dividend Requirement                       (30,600)            (30,600)
                                                   -----------         -----------

Net loss attributable to
  common stockholders                              $(1,497,443)        $(2,859,675)
                                                   ===========         ===========
Weighted average common shares outstanding:
           Basic                                    16,709,351           8,459,351
           Diluted                                  16,709,351           8,459,351

Earnings (loss) per share:
           Basic                                   $    (.09)          $    (.34)
           Diluted                                 $    (.09)          $    (.34)


See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED
                                                               MAY 31,
                                                      2002                2001
                                                   (UNAUDITED)         (UNAUDITED)
                                                   -----------         -----------

Cash flows used in operating activities            $ (351,137)         $ (426,585)

Cash flows used in investing activities              (319,886)            (97,146)

Cash flows provided by financing activities           690,297             185,027
                                                   ----------          ----------

Net increase (decrease) in cash and
  cash equivalents                                     19,274            (338,704)

Cash and cash equivalents at beginning of period      158,225             635,612
                                                   ----------          ----------

Cash and cash equivalents at end of period         $  177,499          $  296,908
                                                   ==========          ==========

Supplemental Cash Flow Information:
      Cash paid for interest                       $  495,679          $  222,471


Non cash investing and financing activities:
      Accrual of preferred stock dividend              30,600              30,600
      Issuance of common shares as payment
      of debt                                         300,000                -


See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

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

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of

SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

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

To protect against dilution to the former ecom shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised. Approximately 592,000 of these Anti-Dilution Warrants have now expired unexercised as a result of the expiration of approximately 987,000 of the Present Options/Warrants.

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

The total purchase price and carrying value of the net assets acquired and liabilities assumed of ecom were as follows:

          Debts assumed                                     $  5,000,000
          Other liabilities assumed                            2,375,579
          Costs of acquisition                                   467,000
          Preferred stock issued                               5,765,000
          Less: assets acquired                               (4,234,636)
                                                            ------------
          Excess of purchase price over fair value
            of assets acquired                              $  9,372,943
                                                            ============

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

Impairment Charge
-----------------

During the year ended August 31, 2001, the Company recorded a charge of $9,008,713 for goodwill impairment related to its ecom subsidiary. Subsequent to its acquisition in February 2001, the ecom subsidiary experienced significant changes in market conditions. This change caused the subsidiary not to reach the sales levels the Company originally anticipated at the time of the acquisition. In addition, the Company's acquisition and related business plan contemplated the private placement of the Company's equity in order to develop the subsidiary. Due to adverse capital market conditions, the Company was unable to raise a significant amount of equity financing. Separately, during the year ended August 31, 2001, the Company ceased the development of the Company's data integration and data quality software and recorded a charge of $338,037 for impairment of capitalized software related to this discontinued operations.

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

Based upon the evaluation, the Company recognized an asset impairment loss of $9,346,750 or $.71 per share during the year ended August 31, 2001.

NOTE 3. SERIES A DIVIDEND

The holders of the Company's Series A cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $180,200 as of May 31, 2002.

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

On September 24, 2001, the Board of Directors authorized a private placement of up to 600,000 units priced at $5.00 per unit, with a unit consisting of three shares of the Company's Series C 8% Cumulative Convertible Preferred Stock. Each Series C Preferred share is convertible into 10 shares of the Company's Common Stock at $3.00 per share. Net proceeds from this private placement as of May 31, 2002 were $1,419,146, which is net of offering expenses of $148,705 and includes the exchange of $300,000 in debt for this Series C preferred stock. This resulted in the issuance of 940,710 shares of Series C Preferred Stock.

NOTE 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
---------------------------------------------------

Notes Payable at May 31, 2002 are as follows:
                                                                        2001
                                                                        ----
     Note payable in quarterly installments of $377,000,
     including interest at 10% per annum, secured by property
     and equipment.                                                 $ 3,500,000

     Note payable in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment. The
     first installment is due after completion of a $3,000,000
     equity or convertible debt offering by the Company and the remaining installment payment due the later of six months
     after the first installment payment is made and after three consecutive months of positive cash flow from operations (as
     defined).                                                        1,500,000

     Note payable to Bank at the Bank's prime lending rate plus
     1%, secured by accounts receivable, note is in past due and
     in default                                                         350,000

     Capital leases, principal and interest payable in
     installments Through 2004, interest rates range from 8% to
     13% collateralized by specific computer and telephone
     equipment and software                                           1,052,630
                                                                    -----------
                                                                      6,402,630

     Less: current portion                                           (3,854,996)
                                                                    -----------
                                                                    $ 2,547,634
                                                                    ===========

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

The Company maintains substantial business relationships with Gibralter Publishing, Inc. ("Gibralter"), from which it has acquired or leased a substantial portion of the ecom assets in exchange for the installment notes, see note 2 to the condensed consolidated financial statements. Gibralter continues to be the Company's principal customer, accounting for approximately 50% of the revenues for the nine month period and three month period ended May 31, 2002.

During the three months ended May 31, 2002, the Company has continued to reduce or eliminate non-critical expenses and operations. Certain personnel continue to defer all or a portion of their compensation.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2002 and 2001, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                     Three months ended        Nine months ended
                                           May 31,                  May 31,
                                     2002          2001        2002         2001
                                     ------------------        -----------------
                                         (UNAUDITED)              (UNAUDITED)
Total revenues                       100%          100%        100%         100%

Cost of revenues                      56%           58%         55%          57%
                                     ----          ----        ----         ----
Gross profit                          44%           42%         45%          43%

Operating expenses                    63%           54%         59%          57%
                                     ----          ----        ----         ----
Operating loss                       (19%)         (12%)       (14%)        (14%)

Interest expense                      (9%)          (6%)        (7%)         (6%)

Loss from discontinued operations                  (32%)                    (54%)
                                     ----          ----        ----         ----
Net loss                             (28%)         (50%)       (21%)        (74%)
                                     ====          ====        ====         ====

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2002 TO NINE MONTHS ENDED
---------------------------------------------------------------------
MAY 31, 2001
------------

Revenues for the nine months ended May 31, 2002 and 2001 were $6,999,471 and $3,822,581, respectively; this represents a 83% increase in sales. This is due primarily to the May 31, 2001 period containing only four month's revenue due to the timing of the merger with ecom on February 1, 2001. The increase in revenue from 2001 to 2002 was partially offset by a reduction in revenue in 2002 from two large customers of the Company of $785,000 during this nine-month period. All of these revenues were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-customer operations. These operations began with the purchase of ecom on February 1, 2001 as discussed in Note 2 to the condensed financial statements. Other revenue for the nine months ended May 31, 2001 were attributable entirely to the discontinued operations relating to the contract software and service center operations and have accordingly been combined into the loss from discontinued operations.

Cost of revenues of $3,826,481 and $2,177,114, respectively for the nine months ended May 31, 2002 and 2001 were 55% and 57% of revenue for the periods. The increase in cost of revenues of $1,649,367 from the nine months ended May 31, 2001 to May 31, 2002 is due to the 2001 period reflecting lower revenues due primarily to only four months of activity as discussed above. The increase in cost of revenue from 2001 to 2002, due to more months being reported in 2002, was partially offset by a reduction in revenue in 2002 from two large customers of the Company of $785,000 during this nine-month period

Gross profit was $3,172,990 and $1,645,467, respectively for the nine months ended May 31, 2002 and 2001 were 45% and 43% of revenue for the periods. This increase in the gross profit percentage, from 43% to 45%, is due primarily to efficiencies in 2002 and certain cost reductions. Although revenues and the related costs were higher in 2002, this was due to more months of activity rather than greater monthly revenue. The decline in revenue volume from two of the Company's customers was the primary cause of the decline in the gross margin.

Operating expenses of $4,144,154 and $2,181,107, respectively for the nine months ended May 31, 2002 and 2001 were 59% and 57% of revenue for the periods. The increase as a percentage of revenue from 57% to 59% is due to the lower than anticipated volume particularly in the last three months of the nine month period. Cost cutting actions taken during the last nine months and the decrease in depreciation and amortization expenses resulted in this increase, as a percentage of revenue, being smaller than would have been otherwise. The increase in operating expenses of $1,963,047 was attributable primarily to there being nine months of operations reflected in 2002 and four months in 2001.

Interest expense, as percentage of revenue, increased from 6% to 7% during the nine months ended May 31, 2001 as compared to the nine months ended May 31, 2002. This percentage increase and the actual increase from $222,471 to $495,679 is primarily attributable to the nine months of activity in 2002 as compared to the four months shown in 2001 together with increased interest related to capital leases.


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002 TO THREE MONTHS ENDED
-----------------------------------------------------------------------
MAY 31, 2001
------------

Revenue for the three months ended May 31, 2002 and 2001 were $2,035,472 and $2,925,499, respectively; this represents a 30% decline in sales. All of these revenues were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-customer operations. This decline is attributable to the reduction in revenue from the Company's two largest customers. These two, Gibralter and Lowes accounted for $785,000 of the decline during this three-month period. Other revenue for the three months ended May 31, 2001 were attributable entirely to the discontinued operations relating to the contract software and service center operations and have accordingly been combined into the loss from discontinued operations.

Cost of revenues of $1,141,585 and $1,704,305, respectively for the three months ended May 31, 2002 and 2001 were 56% and 58% of revenue for the periods. The decrease in cost of sales of $562,720 or 32% from 2001 to 2002 is attributable to the 30% decline in sales discussed above and cost cutting actions taken by the Company. Gross profit was $893,887 and $1,221,194, respectively for the three months ended May 31, 2002 and 2001 and was 44% and 42% of revenue for the periods. The increase in gross profit percentage is due to cost cutting actions in the 2002 period.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue from 54% for the three months ended May 31, 2001 to 63% for the three months ended May 31, 2002. The increase as a percentage of revenue is due primarily to the decline in revenue that is discussed above. Cost cutting actions taken during the this three month period were not adequate to result in operating expenses to remain at the same percentage of revenue. Operating expenses did decline $271,987 or 17% from the 2001 to 2002 period. The reduction in depreciation and amortization expenses totaled approximately $156,000 or 8% of revenue for the three months ended May 31, 2002.

Interest expense, as percentage of revenue, increased from 6% to 9% during the three months ended May 31, 2001 as compared to the three months ended May 31, 2002. The increase from $164,998 to $172,685 is due to increased interest costs related to capital leases and on the percentage comparison is primarily due to the decline in sales from 2001 to 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a bank line of credit. The Company has continued to aggressively seek additional financing or additional equity infusion to fund the acquisition and growth of ecom. A private placement of the Company's Series C Preferred Stock was offered through May 31, 2002. At May 31, 2002 $1,419,146 has been raised (this includes the $300,000 issued in exchange for debt). The Company has completed most of its cost cutting moves including closing the Florida and Virginia offices and certain employee reductions. Conventional bank financing has not been expanded but with successful completion of the private placement we intend to aggressively pursue increases in our bank financing. The Company must obtain additional capital, primarily to enable payment of the merger related costs from the February 2001 merger with ecom and to enable the execution of the ecom business plan. These merger costs, additional borrowing related to the merger, and the loss of the Company's traditional revenue sources (discontinued operations) have strained liquidity significantly

Cash used in operating activities was $351,137 for the nine months ended May 31, 2002. This cash decrease is primarily the result of increased operating losses, caused by the loss of the Company's traditional revenue source and revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will required in the future. The Company invested $319,886 in computers and leasehold improvements during this period. The Company met its cash requirements during the nine months ended May 31, 2002 through the receipt of $1,419,146 (including the exchange of Series C shares for $300,000 in liabilities) from the sale of the Series C preferred stock in a private placement.

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

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations.

The Company's independent certified public accountants have stated in their report included in the Company's August 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


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

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None
     (b)  None
     (c)  Sale of Securities
               During the fiscal quarter ended May 31, 2002, the Company sold 11,220 shares of its Series C Preferred Stock in a placement claimed to be exempt from the registration provisions of the Securities Act by reason of Section 4(2) therof. The purchasers entered into Subscription Agreements containing customary representations and warranties regarding their knowledge of the Company and their understanding of the exemption from registration. The purchasers either paid cash or exchanged existing outstanding indebtedness for their shares. The Company received $6,915, net of commissions of $11,785 paid to Attkinson Carter & Co., the placement agent. The Series C Preferred Stock is convertible into shares of Common Stock, see Note 4 to the financial statements in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          1.  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PALADYNE CORP.


Date:    July 11, 2002                      By /s/ Terrance Leifheit
                                              ----------------------
                                            Terrance Leifheit
                                            President


Date:    July 11, 2002                      By /s/ Clifford Clark
                                              -------------------
                                            Clifford Clark
                                            Chief Financial Officer