Form 10KSB
period 2002-08-31
PALADYNE CORP
filed 2002-12-16
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 Transition Report Under Section 13 or 15(d) of the
[ ]      Securities Exchange Act of 1934

                         Commission File Number 0-22969

                                 PALADYNE CORP.
                                 --------------
                 (Name of Small Business Issuer in its charter)

                      Delaware                               59-3562953
                      --------                               ----------
            (State or other jurisdiction                   (IRS Employer
          of incorporation or organization)             Identification No.)

                 1650 A Gum Branch Road, Jacksonville, NC 28540
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (910) 478-0097
                                               --------------

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

State the issuer's revenue for its most recent fiscal year: $8,755,369. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 1, 2002: $973,887.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

--------------------------------------------------------------------------------
                                                               Outstanding as of
                                    Class                      November 1, 2002
--------------------------------------------------------------------------------

  Common Stock, par value $.001 per share                          16,709,351

                  Documents Incorporated by Reference: None
  Transitional Small business Disclosure Format. Yes       No  X
                                                     ---      ---

                                 PALADYNE CORP.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.  Description of Business.............................................  4

ITEM 2.  Description of Property.............................................  8

ITEM 3.  Legal Proceedings...................................................  8

ITEM 4.  Submission of Matters to a Vote of Security
         Holders.............................................................  9

                                     PART II

ITEM 5.  Market for Common Equity and Other Shareholder
         Matters.............................................................  9

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11

ITEM 7.  Financial Statements................................................ 16

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................. 41

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act........................................... 41

ITEM 10. Executive Compensation.............................................. 43

ITEM 11. Security Ownership of Certain Beneficial
         Owners and Management............................................... 44

ITEM 12. Certain Relationships and Related Transactions...................... 47

ITEM 13. Exhibits and Reports on Form 8-K.................................... 47

ITEM 14. Controls and Procedures............................................. 51

Signatures................................................................... 51

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

The Company's executive offices are at 1650A Gum Branch Road, Jacksonville, NC 28540 and its telephone number is (910) 478-0097.

HISTORY

Paladyne Corp is the surviving Company from a March 5, 1999 merger with Synaptx Worldwide, Inc., a Utah corporation.

On February 1, 2001, Paladyne Corp. through a wholly-owned subsidiary merged (the "Merger") with e-commerce support centers, inc., a North Carolina corporation ("ecom"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement"). Upon the Merger, ecom became a wholly owned subsidiary of Paladyne.

The merger consideration (the "Merger Consideration") to the ecom shareholders consisted of 4,100,000 shares of newly created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), Anti-Dilution Warrants and Performance Warrants (as discussed below) and the right to receive additional shares of Paladyne Common Stock in conjunction with future placements by Paladyne. The Series B Preferred Stock was converted into 8,200,000 shares of Common Stock after receiving stockholder approval at a July 10, 2001 stockholders meeting for an increase in the authorized capital stock. To protect against dilution to the former ecom shareholders upon exercise of outstanding pre-Merger Paladyne options and warrants (the "Present Options/Warrants"), Paladyne granted to them Anti-Dilution Warrants to purchase 4,000,000 shares of Paladyne Common Stock at an exercise price of $1.146 per share (subject to adjustment), vesting as to 0.6 of a share of Common Stock for each share of Common Stock issued upon the exercise of Present Options/Warrants, and expiring 30 days after the later of (i) termination or exercise of all Present Options/Warrants or (ii) notice from Paladyne as to the aggregate number of Present Options/Warrants that were exercised. At August 31, 2002, these Warrants were exercisable for 2,646,962 shares of Common Stock, and 1,353,038 warrants were terminated unexercised.

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

Immediately prior to the Merger, ecom purchased from Gibralter Publishing, Inc., a North Carolina corporation ("Gibralter"), all of the tangible and intangible assets used in ecom's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter had been operating the call center on behalf of ecom. The purchase price for these assets was $5 million which is payable by ecom pursuant to two amended promissory notes (the "Notes") issued to Gibralter and guaranteed by Paladyne, one Note for $1,500,000, repayable in two installments of $750,000, the first being due after completion of a $3,000,000 equity or convertible debt offering and the remaining payment due no sooner than six months after the first payment and after three consecutive months of positive cash flow from operations. The second Note for $3,500,000 is due in equal quarterly principal and interest payments of $377,000 beginning in April 2002 and continuing through January 2005. The Company is in default of the provisions of these notes. Both Notes bear interest at 10% per annum and are secured by the purchased assets.


PRODUCTS AND SERVICES:

The Company's products and services were extended with the Merger with ecom in February 2001. ecom is a fully web-enabled customer contact center. Companies large and small outsource their customer support and outbound telemarketing needs to ecom, which provides live agents operating from a 60,000 square foot facility for those services. Outsourcing customer support and telemarketing has become a popular option for many companies since the cost of building and maintaining a state-of-the-art contact center is high and an outsourcer, such as ecom, can spread those costs over many clients and maintain peak performance through specialization. Agents answer phones and chat on the Internet with client customers and provide a variety of services from order entry, problem solving, order tracking, technical support, and outbound sales or research. Agents have an array of communications capabilities; these include: live chat, voice and video over IP, dial-around, instant messaging and other on-line communications options in addition to traditional telephone support. The contact center has capacity for 800 representatives with flexibility to utilize workstations for inbound, outbound or web enabled service as needed. During the year ended August 31, 2002, the Company concentrated on increasing its outbound calling activities. This area of service offered the best prospect for efficient use of resources.

The Company's software product, the Datagration e-Business Suite, is a component-based data integration and data quality solution built upon an open, multi-tiered, cross platform architecture. The product is designed to "cleanse" and integrate disparate customer data sources to form a "single customer view". Although demand remains high for this type of service, the Company has ceased development on the product because of lack of funding. In addition to the aforementioned services, ecom offers application development for trouble ticketing and billing systems, application hosting in an ASP model, and fulfillment services.

BUSINESS DEVELOPMENT AND STRATEGY:

Paladyne intends to continue to expand its outbound call center business coupled with continued marketing of its services and customer base in the Customer Relationship Management (CRM) and "electronic" Customer Relationship Management
(eCRM) marketplace. CRM is a business strategy that enables any business to gain new customers, retain existing customers and maximize the most profitable customer relationships. The Company believes its combining of live on-line and telephone-based customer support with the essential integration of customer data for use in customer contact situations, creates a competitive advantage in pursing this strategy. More specifically,

     a) ecom is a fully web-enabled support center providing live chat, voice and video over IP, dial-around, instant messaging and other on-line communications options in addition to traditional phone support. Of the 70,000 customer care centers in operation today in North America, only 8% have developed this Web-enabled capability.

     b) Through partnerships, ecom is in the process of extending its CRM services to include campaign management, data mining and data warehousing to manage and extract customer data in order to maximize profitability from customer interactions. Through its contact center operations, ecom will deploy contact programs based on data-driven strategies and provide feedback from its CSRs into the data warehouse for future mining.

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

Strategic partners include:

----------------------------------------------   -------------------------------
SERVICE OFFERING                                 PARTNER
----------------------------------------------   -------------------------------
Campaign management                              Yellow Brick Solutions, Inc.
----------------------------------------------   -------------------------------
Data Mining                                      Bridgetree
----------------------------------------------   -------------------------------
Data warehousing                                 Synera Systems S.L.
----------------------------------------------   -------------------------------
Fulfillment services                             APL Logistics
----------------------------------------------   -------------------------------
Customer data integration viewing platform       Innova Solutions
----------------------------------------------   -------------------------------

POTENTIAL NEW ACQUISITIONS AND PRODUCT LINES

The Company intends to investigate, should opportunities arise, strategic acquisitions or mergers that fit its long-term objectives as financing and business conditions warrant, although there can be no assurance that the Company will be able to finalize any future acquisitions. Although the Company occasionally explores additional acquisition and merger opportunities, there can be no assurances that financing for any future acquisitions will be available on terms acceptable to the Company or at all, or that any future acquisitions or mergers will be consummated. The proposed transaction between the Company and an investor group, described further in the liquidity and capital resources section of Item 6, will affect the sources and timing of any additional capital needs.

SALES AND MARKETING

The Company markets and sells its products and services through its employees and through the cooperative efforts of its business partners. The Company employs an integrated marketing effort designed to establish market presence and generate potential clients in both horizontal CRM marketplace and in selected vertical markets. To date these efforts have generated the annual revenues for the Company. Current clients representing more than 5% of annual revenue are Gibralter Publishing representing 35% of revenue, and APL Logistics, representing 5.4% of revenue. Other significant customers include which represent less than 5% of annual revenue individually include: Sure Pay and Cox Communications, Inc.

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

EMPLOYEES

As of August 31, 2002, the Company employed 366 individuals, consisting of five executives, 50 professionals and sales representatives, office staff and 311 customer representatives. The Company believes that its relationship with its employees is satisfactory.

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


ITEM 3.  LEGAL PROCEEDINGS

In fiscal 2002, the Company did not renew the employment contract of its Executive Vice President. Subsequent to this non-renewal the individual was terminated. The former employee filed a lawsuit, in the Circuit Court of the 18th Judicial District, Seminole County, Florida, claiming additional compensation as well as other amounts were owed to him. The employee was awarded partial summary judgement on his claims for wage compensation of approximately $34,000. However, the complaint is still outstanding with regard to approximately $140,000 of other claimed compensation. The Company and the individual were unsuccessful in mediation and the case is currently in discovery. The Company intends to defend itself vigorously against this claim but cannot predict the ultimate outcome of this matter.

The Company is engaged in proceedings in the Circuit Court of the 18th Judicial District, Seminole County, Florida, with SunTrust bank concerning a $350,000 line of credit that is in default. In September 2002, the bank filed a summary judgment motion, seeking $360,000 in full restitution of the money owed to it. The Company is currently in negotiations with the bank regarding repayment of this money. For additional information regarding the line of credit, see
"Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

None



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


                                            Fiscal Year
                                     2002                  2001
                                    ------                ------
                               High        Low       High       Low
                              ------      ------    ------     ------
First Quarter                 $  .50     $   .06    $ 1.50     $ 1.03
Second Quarter                   .38         .20      1.33        .38
Third Quarter                    .38         .10      1.25        .50
Fourth Quarter                   .11         .07       .38        .02


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

As of November 30, 2002, there were 145 holders of record of the Company's Common Stock. This amount does not take into account those stockholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future, other than preferred dividends described below. In addition, the Company has a deficit stockholders' equity, which would restrict payment of dividends. The Company currently intends to retain and invest future earnings to finance its operations.

As part of the acquisition of WG Controls in January 1998, the Company issued Series A Preferred Stock that provides for annual dividends of $0.2975 per share or $40,800 per year. If the Company's profits are insufficient to pay such dividends, they will be cumulative and accrued for payment when Company profits are adequate to fund payment. Accordingly, the Company must meet this obligation before any dividends can be declared for the benefit of Common Stock shareholders. As of August 31, 2002, the Company has accrued $190,400 of preferred stock dividends.

The Company has not declared or paid dividends on its Series C 8% Cumulative Preferred Stock.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY, as its transfer agent for the Common Stock.

(b) During the fiscal year ended August 31, 2002, the Company issued 1,000,101 shares of the Series C Preferred Stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under
Section 3 (a) (9) thereof.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information:
-----------------------------------------------------------

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

General
-------

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

The following table sets forth the percentage relationships to revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal year ended August 31, 2002 and 2001. The percentages discussed throughout this analysis are stated on an approximate basis.

                                                      Fiscal Year    Fiscal Year
                                                      Ended          Ended
                                                      August 31,     August 31,
                                                      2002           2001
                                                                     ---------

    Revenues                                              100.0%        100.0%
    Cost of revenues                                       64.5%         52.5%
                                                                     ---------
    Gross profit                                           35.5%         47.5%
    Operating expenses                                     52.8%         80.2%
    Impairment of Goodwill and Capitalized
    Software costs                                          --          138.8%
                                                      ----------     ---------
    Operating loss                                        (17.3%)      (171.5%)
    Other expenses, net                                     7.4%          6.6%
                                                                     ---------
    Net loss from continuing operations                   (24.7%)      (178.1%)
    Loss from discontinued operations                        --         (26.2%)
                                                      ----------     ---------
    Net loss                                              (24.7%)      (204.3%)

                                                                     ---------

Year Ended August 31, 2002 and 2001

Revenues
--------

The Company's revenues of $8,755,369 and $6,488,865 for the years ended
August 31, 2002 and 2001, respectively reflect an increase of $2,266,504 or 34%. This increase is due entirely to 2002 including twelve months of operations while 2001 included only seven months of operations, beginning with the merger with ecom on February 1, 2001 ("Merger"). Revenue has declined on a monthly basis as a result of the general economic downturn in the U.S. economy, reduction in the volume of the Gibralter contract, loss of the Lowe's contract and reduced marketing activities dictated by cash restraints.

This revenue and all other related operating activity is attributable to Company's call center activities that were acquired in the Merger with ecom.

Cost of  revenues
-----------------

Cost of revenues increased $2,239,999 or 65.7 % from $3,407,668 in fiscal 2001 to $5,647,667 in fiscal 2002. This increase is attributable to the August 31, 2002 fiscal year containing twelve months of operations rather than the seven months reflected in the August 31, 2001 fiscal year. The seven months shown in the 2001 period reflected operations from the February 1, 2001 merger date with ecom through the end of the year.

The increase in cost of revenues, as a percentage of total revenue, from 52.5% to 64.5% from August 31, 2001 to August 31, 2002 was due primarily to the reduction in volume of revenue and the resulting inefficiencies typical with a decline in monthly volume of approximately 21%. The start-up of new campaigns and the Company's focus on outbound contracts attributed to this increase in cost of revenues.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses ("SG&A") during the year ended August 31, 2002 and 2001, including depreciation and amortization was $4,624,991 and $5,206,460, respectively. This decrease of $581,469 from 2001 to 2002 represents a decrease from 80.2% to 52.8% in SG&A as a percentage of total revenues. This decrease is due to continuing efforts by management to reduce expenses. Compensation costs of $2,103,819 and $1,839,944 for the years ended August 31, 2002 and 2001, respectively comprise 45.5% and 35.3% of total SG&A. The fiscal year ended August 31, 2002 contains twelve months of operations while the August 31, 2001 period includes only seven months of operations.

Occupancy costs account for $193,870 and $104,894 or 4.2% and 2% of SG&A for the years ended August 31, 2002 and 2001, respectively. Depreciation of equipment and amortization of goodwill and capitalized Software Costs accounted for $993,809 and $1,313,046 in the fiscal year ended August 31, 2002 and 2001, respectively.

Impairment Charge

During the year ended August 31, 2001, the Company recorded a charge of $9,008,713 for goodwill impairment related to its wholly owned ecom subsidiary. Subsequent to its acquisition in February 2001, the e-commerce and telecommunications industries experienced significant and rapid contraction. As a result, the Company conducted a strategic review of its ecom subsidiary, which was experiencing significant changes in market conditions. In addition, during the year ended August 31, 2001, the Company ceased the development of the Company's Datagration software operations and recorded a charge of $338,037 for unamortized capitalized software costs related to this discontinued operation. This impairment and resulting charge to operations is attributed to several factors including the Company's inability to close a private placement of the Company's stock in conjunction with the Merger, the cessation of the Company's previous operations due to loss of the customer base and difficulty integrating the Datagration software into the Company's product line due to limitations and implementation issues with the Datagration.

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

Based upon this strategic review, the Company recognized an asset impairment loss of $9,346,750 or $ .71 per share during the year ended August 31, 2001.

Interest Expense

Interest expense of $654,517 and $462,794 during the years ended August 31, 2002 and 2001, respectively included $499,998 and $291,666, respectively of accrued interest related to the $5,000,000 in notes to Gibralter Publishing that were issued in conjunction with the Merger. Remaining interest expense is primarily attributable to capital leases assumed in conjunction with the Merger.

Provision for Income Taxes

There was no tax provision or benefit recognized in fiscal 2002 and 2001. The Company incurred losses of $2,171,806 and $13,270,031 in 2002 and 2001, respectively. At August 31, 2002, the Company recorded a valuation allowance against deferred tax assets due to uncertainties regarding the Company's ability to generate a sufficient level of taxable income in future periods to realize such assets. In the event that realization of the deferred tax assets is considered more likely than not in future periods, the Company may reduce the valuation allowance.

Discontinued Operations

In fiscal year 2001, the Company discontinued the operations of its data integration and data quality that were being provided via subcontractor arrangements with third party vendors. The following table sets forth the results of operations and loss on disposal from these businesses in fiscal 2001.


                                                           Fiscal 2001
                                                           -----------

Revenues                                                    $1,556,765
Cost of revenues                                             1,262,793
                                                           -----------

Gross profit                                                   293,972

General & administrative expenses                            1,995,817
                                                           -----------

Income (loss) from operations                               (1,701,845)
                                                           -----------

Income (loss) from discontinued operations                 ($1,701,845)
                                                           -----------

NET OPERATING LOSS

The Company has accumulated approximately $11,655,000 of net operating loss carryforwards as of August 31, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not generating any cash from operations and it has no cash resources. The Company is in default on the $350,000 loan agreement with a bank and has been unable to meet its obligations under the $5,000,000 notes to Gibralter Publishing, Inc. The payments on various capital leases are also in arrears. This situation and the anticipated need for working capital for the Company to increase its marketing and revenue base has resulted in the Board of Directors taking certain actions intended to stabilize the Company and provide it with a chance to succeed in the future. In December 2002, the Company and Gibralter Publishing, Inc. agreed to exchange the $5,000,000 in notes for 1,000,000 shares of Series D Preferred shares.

The Board of Directors has also approved the proposed transaction with WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz ("Investor Group") that will add sufficient capital to help relieve the Company's short-term cash flow crisis. The Board anticipates that the Investor Group will be able to locate sufficient additional funding to address the Company's longer-term financial needs, although there can be no assurance that such funding will be obtained. This transaction provides that in exchange for $750,000 the Investor Group will receive 70% of the Company's fully diluted post transaction common stock. Although not required, the Company is seeking the approval of the transaction by the Company's shareholders at a Special Meeting to be held in early 2003. As a condition to the consummation of the proposed transaction, the Company intends to effect a 1-for-10 reverse stock split, the approval for which will be sought at the same Special Meeting of Shareholders.

The independent auditors report on the Company's August 31, 2002 and 2001 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. The Company's primary sources of cash have been from a private placement of the Company's Series C Preferred Stock and sale of Subordinated Convertible Debentures that accounted for $1,533,850 and $300,000 of net proceeds in the fiscal year 2002 and 2001, respectively.

For the year ended August 31, 2002, cash and cash equivalents decreased from $158,225 at the beginning of the year to an overdraft of $38,856 at the end of the year.

Net cash used in operating activities in the years ended August 31, 2002 and 2001, respectively was $389,048 and $1,626,344 due to the net loss of approximately $2,171,806 and $13,270,031. This was comprised of a net decrease in working capital items of approximately $631,914 and $983,891, and the losses were offset by non-cash depreciation and amortization expenses of approximately $993,809 and $1,313,046 during fiscal 2002 and 2001, respectively. During 2001, the non-cash write off of the Goodwill and Capitalized Software of $9,346,750 was another offset to the net loss.

Net cash (used in) or provided by investing activities in fiscal 2002 and 2001 was $(311,848) and $484,505, respectively. This use in 2002 was due to the purchase of certain fixed assets necessary to the operations of the business and in 2001 cash provided was attributable to a reduction in short-term investments as required by operating uses during the year.

Cash provided by financing activities in fiscal 2002 and 2001 was $542,671 and $664,452 due primarily to the sale of Series C Preferred Shares in 2002 and the issuance of notes of $355,000 and the issuance of $300,000 aggregate principal amount of Subordinated Convertible Debentures via private placements, resulting in net proceeds of $300,000 in 2001. The exercise of outstanding options and warrants during fiscal year 2001 resulted in net proceeds to the Company of $14,452.

In fiscal year 2002 and 2001, the Company had a revolving line-of-credit with a bank for $350,000, secured by the receivables of the Company. The entire balance was outstanding at August 31, 2002 and 2001. The rate is prime plus 1% and the line expired on December 12, 2001. This line-of-credit is currently in default.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). "). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.


INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements for Paladyne Corp. as of and for the fiscal years ended August 31, 2002 and 2001 are included herein in response to
Item 7 of this Form 10-KSB.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                            AUGUST 31, 2002 AND 2001


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 PALADYNE CORP.

                                 PALADYNE CORP.
                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page No.
                                                                       --------

Report of Independent Certified Public Accountants                       F-3

Consolidated Balance Sheets at August 31, 2002 and 2001                  F-4

Consolidated Statements of Losses for the Two Years Ended
  August 31, 2002 and 2001                                               F-5

Consolidated Statements of Deficiency in Stockholders' Equity
  for the Two Years Ended August 31, 2002 and 2001                       F-6

Consolidated Statements of Cash Flows for the Two Years Ended
  August 31, 2002 and 2001                                               F-7

Notes to Consolidated Financial Statements                           F-8 to F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Paladyne Corp.
Jacksonville, NC


We have audited the accompanying consolidated balance sheets of Paladyne Corp. and subsidiary (the "Company") as of August 31, 2002 and 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of August 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
November 22, 2002, except for Note N for which the date is December 10, 2002

                                 PALADYNE CORP.
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2002 AND 2001

                                                                           2002              2001
                                                                           ----              ----
                          ASSETS
Current Assets:

Cash and Equivalents                                                  $          -      $    158,225

Accounts Receivable (net of allowance for doubtful accounts of
$350,000 and $607,999 at August 31, 2002 and 2001, respectively.           279,883         1,414,473

Due from Related Parties                                                   548,320                 -

Prepaid Expenses and Other Assets                                           77,718           113,960
                                                                      ------------      ------------
          Total Current Assets                                             905,921         1,686,658

Property, Plant and Equipment (Note C):

Furniture and Fixtures                                                     369,028           360,000

Computers and Software                                                   1,943,193         1,643,218

Leasehold Improvement                                                    1,212,812         1,209,967
                                                                      ------------      ------------
                                                                         3,525,033         3,213,185

Less: Accumulated Depreciation and Amortization                          1,777,258           783,449
                                                                      ------------      ------------
          Property, Plant and Equipment, net                             1,747,775         2,429,736

Other Assets                                                                   425            28,685

Total Assets                                                          $  2,654,121      $  4,145,079
                                                                      ============      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Cash Disbursed in Excess of Available Funds                           $     38,856      $          -

Accounts Payable and Accrued Expenses                                    2,458,591         2,500,585

Notes Payable (Note D)                                                   5,350,000         2,663,752

Accrued Preferred Stock Dividend                                           190,400           149,600

Current Portion of Capital Lease Obligation (Note G)                       749,809           816,649
                                                                      ------------      ------------
          Total Current Liabilities                                      8,787,656         6,130,586

Notes Payable (Note D)                                                           -         2,986,248

Capital Lease Obligation - Long-term Portion (Note G)                      166,926           634,230

Commitments and Contingencies (Note G)                                           -                 -

Deficiency in Stockholders' Equity:
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized;
Series A - 137,143 shares issued and outstanding at August 31,
2002 and 2001.                                                                 137               137
Series C - 1,000,101 shares and none issued at August 31, 2002 and
2001, respectively.                                                          1,000                 -
Series D - none issued at August 31, 2002 and 2001                               -                 -
Common Stock, par value $.001 per share; 75,000,000 shares
authorized; 16,709,351 shares issued and outstanding at August 31,
2002 and 2001.                                                              16,709            16,709

Additional Paid-In-Capital                                              14,345,977        12,869,647

Accumulated Deficit                                                    (20,664,284)      (18,492,478)
                                                                      ------------      ------------
          Total Deficiency in Stockholders' Equity                      (6,300,461)       (5,605,985)
                                                                      ------------      ------------
Total Liabilities and Deficiency in Stockholders' Equity              $  2,654,121      $  4,145,079
                                                                      ============      ============


           See accompanying notes to consolidated financial statements

                                 PALADYNE CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001

                                                                     2002            2001
                                                                     ----            ----
Revenues                                                        $  8,755,369    $  6,488,865

Cost of Sales                                                      5,647,667       3,407,668
                                                                ------------    ------------
Gross Profit                                                       3,107,702       3,081,197

Operating Expenses:

Selling, General and Administrative                                3,631,182       3,893,414

Impairment Loss                                                            -       9,008,713

Depreciation and Amortization                                        993,809       1,313,046
                                                                ------------    ------------
Total Operating Expense                                            4,624,991      14,215,173

Operating Loss                                                    (1,517,289)    (11,133,976)

Interest Income (Expenses)                                          (654,517)       (434,210)
                                                                ------------    ------------

Loss from Continuing Operations, before Income Taxes and
Discontinued Operations                                           (2,171,806)    (11,568,186)

Income (taxes) benefit                                                     -               -
                                                                ------------    ------------

Loss from Continuing Operations, before Discontinued Operations   (2,171,806)    (11,568,186)

Loss from Discontinued Operations                                          -      (1,701,845)
                                                                ------------    ------------
Net Loss                                                          (2,171,806)    (13,270,031)
                                                                ============    ============

Cumulative Convertible Preferred Stock Dividend Requirements         (40,800)        (40,800)
                                                                ------------    ------------
Net Loss Attributable to Common Shareholders                    $ (2,212,606)   $(13,310,831)
                                                                ============    ============

Loss Per Common Share (Basic and Assuming Dilution) (Note M)    $      (0.13)   $      (1.01)
                                                                ============    ============
Continuing Operations                                           $      (0.13)   $      (0.88)
                                                                ============    ============
Discontinued Operations                                         $          -    $      (0.13)
                                                                ============    ============

Weighted Average Shares Outstanding (Basic and Diluted)           16,709,351      13,212,599


         See accompanying notes to the consolidated financial statements

                                 PALADYNE CORP.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                FOR THE TWO YEARS ENDED AUGUST 31, 2002 AND 2001

                              Common Stock                                        Preferred Stock
                              ------------       -----------------------------------------------------------------------------------
                                                            Series A             Series B             Series C              Series D
                            Common     Stock     Series A     Par      Series B    Par      Series C    Par      Series D     Par
                            Shares     Amount     Shares     Value      Shares    Value      Shares    Value      Shares     Value
                            ------     ------     ------     -----      ------    -----      ------    -----      ------     -----
Balance at August 31,
2000                       8,456,599   $ 8,457   137,143     $ 137            -   $    -           -   $    -           -    $   -

Shares and warrants
issued in connection
with acquisition                   -         -         -         -    4,100,000    4,100           -        -           -        -

Conversion of preferred
shares (Series B) for
common stock               8,200,000     8,200         -         -   (4,100,000)  (4,100)          -        -           -        -

Issuance of additional
shares                        52,752        52         -         -            -        -           -        -           -        -


Net loss                           -         -         -         -            -        -           -        -           -        -
                          ----------   -------   -------     -----    ---------   ------   ---------   ------    --------    -----

Balance at August 31,
2001                      16,709,351   $16,709   137,143     $ 137            -   $    -           -   $    -           -    $   -

Issuance of Series C
Preferred Stock in
connection with a
private placement, net
of offering costs                  -         -         -         -            -        -     905,880      906           -        -

Conversion of
Convertible Debenture
Notes to shares of
Series C Preferred Stock           -         -         -         -            -        -      79,221       79           -        -

Issuance of Series C
Preferred Stock for
settlement of lawsuit              -         -         -         -            -        -      15,000       15           -        -

Series A preferred
dividend accrual                   -         -         -         -            -        -           -        -           -        -

Net loss                           -         -         -         -            -        -           -        -           -        -
                          ----------   -------   -------     -----    ---------   ------   ---------   ------    --------    -----

Balance at August 31,
2002                      16,709,351   $16,709   137,143     $ 137            -   $    -   1,000,101   $1,000           -    $   -
                          ==========   =======   =======     =====    =========   ======   =========   ======    ========    =====


[TABLE CONTINUED]


                             Additional
                              Paid-In-     Accumulated
                              Capital        Deficit         Total
                              -------        -------         -----
Balance at August 31,
2000                        $ 7,136,430    $ (5,181,647)  $ 1,963,377

Shares and warrants
issued in connection
with acquisition              5,718,817               -   $ 5,722,917

Conversion of preferred
shares (Series B) for
common stock                          -               -   $     4,100

Issuance of additional
shares                           14,400               -   $    14,452


Net loss                              -     (13,310,831)  (13,310,831)
                            -----------    ------------   -----------

Balance at August 31,
2001                        $12,869,647    $(18,492,478)  $(5,605,985)

Issuance of Series C
Preferred Stock in
connection with a
private placement, net
of offering costs             1,360,189               -     1,361,095

Conversion of
Convertible Debenture
Notes to shares of
Series C Preferred Stock        131,956                       132,035

Issuance of Series C
Preferred Stock for
settlement of lawsuit            24,985                        25,000

Series A preferred
dividend accrual                (40,800)                      (40,800)

Net loss                              -      (2,171,807)   (2,171,807)
                            -----------    ------------   -----------

Balance at August 31,
2002                        $14,345,977    $(20,664,285)  $(6,300,462)
                            ===========    ============   ===========


         See accompanying notes to the consolidated financial statements

                                 PALADYNE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001

                                                                       2002            2001
                                                                       ----            ----
Cash flows from operating activities:

Net loss from continuing operations                                $(2,171,806)   $(11,568,186)

Net loss from discontinued operations                                        -      (1,701,845)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation                                                           993,809       1,313,046

Preferred stock issued in exchange for convertible debenture notes     132,035               -

Preferred stock issued in exchange for lawsuit settlement               25,000

Impairment loss                                                              -       9,346,750

(Increase) decrease in:

Accounts receivable                                                    586,270        (259,500)

Other current assets                                                    36,242        (113,093)

Increase (decrease) in:

Accounts payable and accrued expenses                                   37,662       1,333,708

Other non-current assets                                               (28,260)         22,776
                                                                   -----------    ------------
Net cash provided by (used in) operating activities                   (389,048)     (1,626,344)

Cash flows from investing activities:

Disposition of short-term investments                                        -         484,505

Capital expenditures                                                  (311,848)              -
                                                                   -----------    ------------
Net cash provided by (used in) investing activities                   (311,848)        484,505

Cash flows from financing activities:

Proceeds from issuance of Series C Preferred Stock                   1,361,095

Proceeds from notes payable                                                            650,000

Repayment of notes payable and capital leases                         (818,424)             -

Proceeds from exercise of options and warrants                               -          14,452
                                                                   -----------    ------------
Net cash provided by (used in) financing activities                    542,671         664,452

Net increase (decrease) in cash and cash equivalents                  (158,225)       (477,387)

Cash and cash equivalents at beginning of year                         158,225         635,612

Cash and cash equivalents at end of year                           $         -    $    158,225
                                                                   ===========    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest                               $   654,517    $    405,220

Common stock issued in exchange for debt                                     -               -

Accrued preferred stock dividend                                        40,800          40,800

Conversion of preferred stock                                                        4,100,000

Non-cash investing and financing activities:

   Assets acquired in merger                                                 -       4,234,636

   Debt assumed in merger                                                    -    5,000,000.00

   Liabilities assumed in merger                                             -    2,375,579.00

   Costs of acquisition                                                      -      467,000.00

   Issuance of preferred stock in merger                                     -       5,765,420


         See accompanying notes to the consolidated financial statements

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE A - SUMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Paladyne Corp. (the "Company") through a wholly-owned subsidiary, E-commerce Support Centers, Inc. ("ECOM"), provides customer relationship management (CRM) solutions at its customer contact center in Jacksonville, NC. Effective with the merger of ECOM the Company discontinued operations of its data integration business.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, E-commerce Support Centers, Inc. All significant inter-company transactions and balances have been eliminated.

Revenue Recognition
-------------------

The Company recognizes revenue at the point at which services are provided to the customer. The contractual terms of the agreements dictate the recognition of revenue by the Company.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs incurred during the years ended August 31, 2002 and 2001 were $254 and $7,437 respectively.

Income Taxes
------------

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

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost and depreciated over their estimated useful lives of 27 to 60 months using the straight-line method.

Capitalized Computer Hardware and Software
------------------------------------------

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

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
-----------------

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements. From time to time, the Company grants options or warrants to non-employees in return for services rendered. The Company recognizes a charge for the fair value ascribed to such options and warrants over the service or vesting period.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $2,171,806 and $13,310,831 during the year ended August 31, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $7,881,735 as of August 31, 2002.

Segment Information
-------------------

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

Net Earnings (Losses) Per Share
-------------------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.

Basic net loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding, after giving effect to the stock dividend. Diluted loss per share includes the assumed exercise of stock options and warrants using the treasury stock method and the effects of convertible preferred stock. In fiscal year 2002 and 2001, there were no differences between basic and diluted loss per common share because the assumed exercise was anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred stock could potentially dilute basic earnings per share amounts in the future.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Reclassifications
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE B - BUSINESS COMBINATION

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

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE B - BUSINESS COMBINATION (CONTINUED)

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

Impairment Charge
-----------------

During the year ended August 31, 2001, the Company recorded a charge of $ 9,008,713 for goodwill impairment related to its ECOM subsidiary. Subsequent to its acquisition in February, 2001, the ECOM subsidiary experienced significant changes in market conditions. This change caused the subsidiary not to reach the sales levels the Company originally anticipated at the time of the aquisition. In addition, the Company's acquisition and related business plan contemplated the private placement of the Company's equity in order to develop the subsidiary. Due to adverse capital market conditions the Company was unable to raise a significant amount of equity financing. Separately, during the year ended August 31, 2001, the Company ceased the development of the Company's data integration and data quality software and recorded a charge of $338,037 for impairment previously of capitalized software related to this discontinued operation.

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

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE B - BUSINESS COMBINATION (CONTINUED)

Based upon the evaluation, the Company recognized an asset impairment loss of $9,346,750 or $.71 per share during the year ended August 31, 2001.

NOTE C- PROPERTY AND EQUIPMENT

Major classes of property and equipment at August 31, 2002 and 2001 consist of the following:

                                                       2002             2001
                                                       ----             ----
Leasehold Improvements                             $ 1,212,812      $ 1,209,967
Furniture and Fixtures                                 369,028          360,000
Computer Equipment and Software                       1,943193        1,643,218
                                                   -----------      -----------
                                                     3,525,033        3,213,185
Less: Accumulated Depreciation and Amortization     (1,777,258)        (783,449)
                                                   -----------      -----------
Net Property and Equipment                         $ 1,747,775      $ 2,429,736
                                                   ===========      ===========

NOTE D - NOTES PAYABLE

Notes Payable at August 31, 2002 and 2001 are as follows:

                                                                          2002          2001
                                                                          ----          ----
Note payable in quarterly installments of $377,000, including interest at 10% per annum, secured by property and equipment.
This note was subsequently converted to equity. See Note N.          $ 3,500,000   $ 3,500,000

Note payable in two installments of $750,000, plus interest at 10%
per annum, secured by property and equipment. The first
installment is due after completion of a $3,000,000 equity or convertible debt offering by the Company and the remaining
installment payment due the later of six months after the first installment payment is made and after three consecutive months of positive cash flow from operations (as defined). This note was
subsequently converted to equity. See Note N.                          1,500,000     1,500,000

Note payable to Bank in monthly installments of interest only at the Bank's prime lending rate plus 1%, secured by accounts
receivable. This note is currently in default and is currently in
litigation.                                                              350,000       350,000

8% convertible subordinated note payable, unsecured and due
March 31, 2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the
Company's common stock at a rate of $1.00 per share. In the event the unpaid principal amount of the note, together with any accrued and unpaid interest, is not converted, or paid in full by March 31,
2002 then interest accrues at 10% per annum until paid in full.                -        50,000

8% Convertible Debenture Convertible into Preferred Shares at
$5.00 per unit; each unit convertible into common stock at the rate
of $.166 per share.                                                            -       250,000
                                                                     -----------   -----------
                                                                       5,350,000     5,650,000
Less: current portion                                                 (5,350,000)   (2,663,752)
                                                                     -----------   -----------
                                                                     $         -   $ 2,986,248
                                                                     ===========   ===========

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE E - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,655,000, which expire through 2022. The deferred tax asset related to the carryforward is approximately $3,970,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of August 31, 2002 are as follows:

Non-current:
Net operating loss carryforward             $ 3,970,000
Valuation allowance                          (3,970,000)
                                            -----------
Net deferred tax asset                      $         -
                                            ===========

NOTE F - EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified employee savings plan for all eligible employees, commonly referred to as a 401-K plan. Participants may make contributions from their gross pay (limited to 15% of the employee's compensation, as defined), with the Company matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant's contribution. Employer matching contributions to the plan were $0 and $1,500 for the years ended August 31, 2002 and 2001.

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases office space, an entertainment facility and equipment under operating leases in North Carolina for its corporate use. Commitments for minimum rentals under non-cancelable leases at August 31, 2002 are monthly payments of $14,550 through May 31, 2003. The Company has the option to extend the lease for a five-year term at that time.

Capital Lease Obligations
-------------------------

Computer equipment and software includes the following amounts for capitalized leases at August 31, 2002 and 2001:

                                                        2002           2001
                                                        ----           ----
Computer equipment and software                     $ 1,855,238    $ 1,643,218
Less: accumulated depreciation and amortization        (721,678)      (219,088)
                                                    -----------    -----------
                                                    $ 1,133,560    $ 1,424,130
                                                    ===========    ===========

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations (Continued)
-------------------------------------

Future minimum lease payments required under the capital leases are as follows:

                                                  Amount
                                                  ------
2003                                            $ 794,124
2004                                              166,926
2005                                                    -
2006                                                    -
2007 and after                                          -
                                                ---------
                                                $ 961,050
Less: amount representing interest                (44,315)
                                                ---------
                                                  916,735
Less: current portion                            (749,809)
                                                ---------
Long-term portion                               $ 166,926
                                                =========

The Company had computer equipment and software purchased under non-cancelable leases with an original cost of $1,643,218 as of August 31, 2002 and 2001. Amortization of $721,678 has been charged to operations as of August 31, 2002.

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with five individuals. These agreements provide for annual base compensation of approximately $840,000 per annum. . In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The agreements provide for additional incentives in the form of bonuses for performance and also provide for the issuance of stock options.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

In fiscal 2002, the Company did not renew the employment contract of its Executive Vice President. Subsequent to this non-renewal the individual was terminated. The former employee filed a lawsuit, in the State of Florida, claiming additional compensation was owed as well as other amounts. The Company and the individual were unsuccessful in mediation and the case is still in discovery. The Company intends to defend itself vigorously against this claim.

The Company is engaged in proceedings in the Circuit Court of the 18th Judicial District, Seminole County, Florida, with SunTrust bank concerning a $350,000 line of credit that is in default. In September 2002, the bank filed a summary judgment motion, seeking $360,000 in full restitution of the money owed to it. The Company is currently in negotiations with the bank regarding repayment of this money. For additional information regarding the line of credit, see "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE H - STOCKHOLDERS' EQUITY

The Company is authorized to issue 75,000,000 shares of common stock with $0.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. On July 10, 2001, the Board of Directors designated 1,800,000 shares as 8 % Cumulative Convertible Series C Preferred Stock and 1,050,000 shares as 8% Cumulative Convertible Series D Preferred Stock. As of August 31, 2002 and 2001, the Company has issued and outstanding 16,709,351 shares of common stock and 1,371,143 shares of Series A Preferred Stock. As of August 31, 2002, the Company has issued and outstanding 1,000,101 shares of Series C Preferred Stock and no shares of Series D Preferred Stock (see Note N).

On February 1, 2001, the Board of Directors authorized the issuance of 4,100,000 shares of newly-created Series B Convertible Preferred Stock in connection with the Merger of ECOM. These shares were converted to 8,200,000 shares of the Company's Common Stock on July 10, 2001.

On September 24, 2001, the Board of Directors authorized a private placement of up to 600,000 units priced at $5.00 per unit, with one unit consisting of three shares of Series C 8% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") at $.001 par value per share. Each share is convertible into ten shares of the Company's Common Stock at $.001 par value per share. Net proceeds from this private placement as of August 31, 2002 were $1,518,130, which is net of offering expenses of $148,705. This resulted in the issuance of 1,000,101 shares of Series C Preferred Stock.

On February 28, 2002, in connection with the Series C private placement, three convertible debenture note holders converted their note principal with accrued and unpaid interest in the total of $107,034 into 79,221 shares of Series C Preferred Stock. Also, in addition to cash payment, 15,000 shares of Series C Preferred Stock were issued to settle a lawsuit.


NOTE I - STOCK OPTION PLAN AND WARRANTS

Options
-------

The Company has a stock option plan (the "Plan") adopted by the stockholders on March 3, 1999, which replaced the Company's previous 1996 Stock Option Plan. The Plan authorizes the issuance of up to 5,000,000 shares of common stock.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE I - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

Options
-------

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

A total of 5,000,000 shares of the Company's Common Stock have been reserved pursuant to the Plan. As of August 31, 2002, 2,077,436 options are outstanding:
2,047,436 shares issued inside the Plan and 30,000 shares issued outside the Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at August 31, 2002.

                Options Outstanding                                       Options Exercisable
                -------------------                                       -------------------
                                  Weighted Average      Weighted                       Weighted
                      Number      Contractual Life       Average         Number        Average
Exercise prices:    Outstanding       (Years)        Exercise Price   Exercisable   Exercise Price
----------------    -----------       -------        --------------   -----------   --------------
 $0.20 - $0.95      1,235,332          1.68              $0.58          759,016         $0.56
 $1.02 - $1.56        698,354          2.39              $1.04          236,737         $1.05
 $2.35 - $2.50         73,750          1.25              $2.48           32,084         $2.47
 $3.36 - $3.70         70,000          0.17              $3.51           70,000         $3.51
                    ---------          ----              -----        ---------         -----
                    2,077,436          1.85              $0.90        1,097,837         $0.91
                    =========          ====              =====        =========         =====

Transactions involving the Company's options issuance are summarized as follows:

                                                               Number        Weighted Average
                                                             of shares        Exercise Price
                                                             ---------        --------------
Outstanding at August 31, 2000                               1,537,311          $   1.20
                                                             =========          ========
Granted                                                        947,104              1.08
Exercised                                                     (318,571)             1.08
Cancelled                                                      (58,905)             1.65
                                                             ---------          --------
Outstanding at August 31, 2001                               2,106,939          $   1.06
                                                             =========          ========
Granted                                                        160,000             $0.01
Exercised                                                            -              0.00
Cancelled                                                     (189,503)             2.48
Outstanding at August 31, 2002                               2,077,436          $   0.90
                                                             =========          ========

The weighted-average fair value of stock options granted to shareholders during the years ended August 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                 2002               2001
                                                                 ----               ----
Weighted average grant date fair value per share:               $0.01              $0.03
Significant assumptions (weighted-average):
  Risk-free interest rate at grant date                         1.95%              5.26%
  Expected stock price volatility                                 23%                15%
  Expected dividend payout                                          -                  -
  Expected option life-years (a)                           3.0 to 5.0         2.0 to 4.0

  (a) The expected option life is based on contractual expiration dates.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE I - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

Warrants
--------

In addition to the options described above, the Company has issued warrants to its Chief Executive Officer and in conjunction with private placements, private placement support, and acquisitions.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at August 31, 2002.

                Warrants Outstanding                                      WARRANTS EXERCISABLE
                --------------------
                                  Weighted Average      Weighted                       Weighted
                      Number      Contractual Life       Average         Number        Average
Exercise prices:    Outstanding       (Years)        Exercise Price   Exercisable   Exercise Price
----------------    -----------       -------        --------------   -----------   --------------
 $0.50 - $1.00         448,784         1.86              $0.86          448,784         $0.86
 $1.11 - $1.75       3,617,343         2.56              $1.15        3,617,343         $1.15
 $2.38 - $2.50         350,000         0.92              $2.43          350,000         $2.43
 $3.00 - $3.38       1,608,210         0.73              $3.00        1,608,210         $3.00
                     ---------         ----              -----        ---------         -----
                     6,024,337         1.93              $0.03        6,024,337         $1.70

Transactions involving the Company's warrants issuance are summarized as follows:

                                                               Number        Weighted Average
                                                             of shares        Exercise Price
                                                             ---------        --------------
Outstanding at August 31, 2000                                4,216,461         $    2.03
                                                              =========         =========
Granted                                                       4,750,000              0.04
Exercised                                                       (27,408)             0.76
Cancelled                                                      (258,487)             1.15
                                                              ---------         ---------
Outstanding at August 31, 2001                                8,680,566         $    2.56
                                                              =========         =========
Granted                                                               -             $0.00
Exercised                                                             -              0.00
Cancelled                                                    (2,656,229)        $    1.25
                                                              ---------         ---------
Outstanding at August 31, 2002                                6,024,337         $    1.70
                                                              =========         =========

The weighted-average fair value of stock warrants granted to shareholders during the years ended August 31, 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                 2002               2001
                                                                 ----               ----
Weighted average grant date fair value per share:                $0.00             $0.04
Significant assumptions (weighted-average):
  Risk-free interest rate at grant date                          1.95%             5.26%
  Expected stock price volatility                                  23%               15%
  Expected dividend payout                                          -                  -
  Expected warrant life-years (a)                          2.0 to 5.0         3.0 to 5.0

  (a) The expected warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,213,632 and $(0.13) in 2002 and $13,541,762 and $(1.02) in 2001, respectively.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001

NOTE J - DISCONTINUED OPERATIONS

In connection with the Company's acquisition of E-commerce Support Centers, Inc. in February 2001, the Company's management ceased developing its seamless data integration and data quality software business operation. As a result, the Company's data integration and data quality software segment is accounted for as a discontinued operation.

Certain information with respect to discontinued operations for the years ended August 31, 2002 and 2001 is summarized as follows:

                                                  2002            2001
                                                  ----            ----
Net Revenue                                    $       -      $ 1,585,349
Cost of Sales                                          -       (1,262,793)
                                               ---------      -----------
Gross Profit                                           -          322,556
Selling, General and Administrative                    -       (2,015,544)
Other                                                  -           (8,857)
                                               ---------      -----------
Income (Loss) from Discontinued Operation      $       -      $(1,701,845)
                                               =========      ===========

NOTE K - RELATED PARTY TRANSACTIONS

As of August 31, 2002 and 2001 the company was indebted to its largest customer Gibraltar Publishing to the extent of approximately $5,000,000 and $5,500,000, respectively. Gibraltar is indebted to the Company for services in the amount of $548,320 and $710,413 at August 31, 2002 and 2001, respectively. During the years ended August 31, 2002 and 2001, the Company recognized $3,105,958 and $3,080,413 of sales in connection with services provided Gibraltar, representing 35% and 47% of the Company's sales for the years ended August 31, 2002 and 2001, respectively.

NOTE L - MAJOR CUSTOMERS AND VENDORS

Revenue from three (3) major customers approximated $3,921,000 or 45% of sales and $ 4,769,083 or 73% of sales for the years ended August 31, 2002 and 2001, respectively.

                        NOTE M - LOSSES PER COMMON SHARE
                        --------------------------------

The following table presents the computation of basic and diluted loss per share:

                                                      2002              2001
                                                      ----              ----
Net loss available for common shareholders        $(2,212,601)     $(13,310,831)
                                                  ===========      ============
Basic and fully diluted loss per share            $     (0.13)     $      (1.01)
                                                  ===========      ============
Weighted average common shares outstanding         16,709,351        13,212,599
                                                  ===========      ============


                           NOTE N - SUBSEQUENT EVENTS
                           --------------------------

On December 10, 2002, the Company and Gibralter Publishing, Inc. entered into an agreement to exchange the $5,000,000 in notes payable to Gibralter (see Note D) for 1,000,000 shares of newly issued Series D Preferred Shares. In addition, on December 4, 2002, the Company's Board of Directors approved the sale of newly issued common stock to an investment group for $750,000. The sale of the common stock is subject to shareholder approval.

                                 PALADYNE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001


NOTE O - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended August 31, 2002, the Company incurred losses from operations of $2,171,806. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

     As of November 30, 2002, the executive officers and directors of the Company were as follows:

NAME                             AGE     Director    POSITION
                                           Since
---------------------------   ---------  --------    ---------------------------------
Terrence J. Leifheit....         40        2001      Director, Chairman, CEO and Pres.
Clifford A. Clark.......         50        2001      Director, CFO
Kenneth Horn............         60        1999      Director, ** ##
James L. McGovern.......         60        1998      Director
William P. O'Reilly.....         56        2001      Director**
William E. Willis, Jr...         48        2001      Director##
William J. Hadel........         37                  V.P. of Sales
Robert W. Hornbuckle....         33                  V.P. of Information Technology
Jan E. Kaster...........         28                  V.P. of Operations
James A. Rapp...........         56                  V.P. of Marketing




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

CLIFFORD A. CLARK has been the Company's VP of Finance since February 2001 and a director since July 10, 2001. From 1999 to 2001, Mr. Clark served as Vice President of Finance for Gibralter and other entities comprising Gibralter Publishing, Inc. Mr. Clark served as President of Kane Realty from 1994 through 2001 and was also President of Parallel Corporation from 1991 through June 2002. Mr. Clark's experience includes more than 25 years in numerous financial and accounting roles, including 11 years with Price Waterhouse and 5 years in the venture capital arena. Mr. Clark has a bachelor's degree in Business Administration from the University of North Carolina at Chapel Hill.

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

JAMES L. MCGOVERN has been President of McGovern & Associates since 1996. In 1996, he retired from Norstan where he was President of Norstan Communications from 1985 to 1996. Prior, he was Chief Operating Officer of Electronic Engineering Co., which was acquired by Norstan in 1985. McGovern also held a number of key sales and management positions with Xerox Corporation. He was Chairman of Virtual Hold Corporation, and a Director for Paknetx, which was acquired by Aspect Telecommunications. Mr. McGovern holds a B.S. from Northeastern University.

WLLIAM P. O'REILLY is a private investor having been Chairman of Verso Technology until he retired in December 2000. From August 1995 to September 2000, Mr. O'Reilly served as CEO of Eltrax Systems, a NASDAQ traded information technology company that was merged into Cereus Technology in September 2000. In 1989, he acquired Military Communications Corporation ("MCC"), which provided international public switched network services via telephone centers to the U.S. military worldwide. MCC was sold to WorldCom in 1994. In 1981, Mr. O'Reilly founded Lexitel Corporation; which merged with Allnet in 1984 to form ALC Communications, a leading national long distance carrier. He was also a founder and CEO of Digital Signal, a leading provider of low-cost fiber optic capacity that is now part of Qwest. Mr. O'Reilly was also a founder and past President of COMPTEL, the telecommunications industry association.

WILLIAM E. WILLIS, JR. serves as Vice President of Technology Strategy at Cable and Wireless Global, and serves as a business/technology consultant to the State of North Carolina, and others. From 1998 to 2000, he was a corporate officer of Interpath Communications, Inc. where he served in several executive positions, most recently as CTO and VP of Engineering with responsibility for establishing technical strategy and system architecture. From 1992 to 1998, he has served as Vice Provost, Information Technology at North Carolina State University and as a member of the North Carolina Information Resource Management Committee, which governed the use of IT for the State, having been appointed by the Governor of the State to this latter position. In addition, he co-founded engineering software company where he developed and launched a Unix/Linux-based spreadsheet product. Mr. Willis holds BS and PhD degrees from North Carolina State University.


ITEM 10. EXECUTIVE COMPENSATION

     Compensation

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 2000, 2001 and 2002 to the Company's Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods below:

                                                                                        STOCK
                                                                                       WARRANTS
NAME AND PRINCIPAL                                                      ALL OTHER     AND OPTIONS
POSITION                                    YEAR   SALARY     BONUS    COMPENSATION     ISSUED
                                            ----   --------   ------   ------------   -----------
Terrence J. Leifheit, President CEO (1)     2001   $ 93,333   None                            (3)
                                            2002   $ 61,400   None

John Foster, CEO (2)                        2000   None       None        None         165,000
                                            2001   None       None        None          75,000

Ronald L. Weindruch, (4)
Executive Vice President, 2001, 2000        2000    137,500   $-0-        36,034       208,784
President, 1999                             2001    123,438    -0-         8,905        50,000
                                                                                             -
William Hadel                               2002   $122,395   None
VP of Marketing

Robert Hornbuckle                           2002   $107,708   None
VP of Information Technology

(All other compensation includes consulting and commission income)

(1) Mr. Leifheit's employment began in February 2001 in conjunction with the ECOM merger.
(2) Mr. Foster's employment ceased on April 20, 2001.
(3) Does not include warrants issued to Mr. Leifheit upon the ECOM merger.
(4) Mr. Weindruch's employment ceased in January 2002.

In addition to cash compensation, Mr. Leifheit, Mr. Foster and Mr. Weindruch participate in the Company's stock option plan. The following table details options granted in fiscal year 2001:

                                           % of
                              # of         total
                              shares      options
                            underlying    granted       Exer.      Exp.
Holder                       options      in FY 01      Price      Date
------                      ----------    --------      -----      ----
Terrence J. Leifheit         515,955        58.4%       $1.02     2/1/05
Ronald L. Weindruch             -0-
John Foster                     -0-

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

A maximum of 5,000,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of August 31, 2002, 2,077,436 options were outstanding:
2,047,436 shares issued inside the Plan, and 30,000 shares issued outside the Plan. As of August 31, 2002, 1,097,837 shares are exercisable at an option price per share ranging from $0.38 to $3.70 per share and with expiration dates from November 20002 through April 2005.

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

Employment Agreements

The Company has employment agreements with Terrence J. Leifheit, its President and with four other management personnel. Mr. Leifheit's employment agreement expires on December 31, 2003, and may be extended for a period of one year, with an annual base compensation of $300,000, which was deferred to $160,000 pending the closing of a financing of $3 million on August 1, 2001, which ever is earlier, for the first year, and to increase to $400,000 during the last two years. In addition, he is to receive a bonus based upon total revenues billed as of December 31, 2001, and a bonus equal to 0.5% of revenues for the months of December 2002 and December 2003. Upon entry into the Agreement, Mr. Leifheit was granted options to purchase 100,000 shares of Common Stock and is to be granted options based upon the amount of the Company's EBITDA for future periods. Should the Company terminate the Employment Agreement for cause or Mr. Leifheit terminate it without cause, he would be prohibited for a period of one year from competing with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's knowledge, as of August 31, 2002, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

                                    AMOUNT AND
                                    NATURE OF
  NAME AND ADDRESS OF               BENEFICIAL
   BENEFICIAL OWNER                 OWNERSHIP(1)          PERCENT OF CLASS(2)
Terrence J. Leifheit*               8,692,175(3)                50.5%

Ronald L. Weindruch                 1,865,451(4)                11.0%

Kenneth H. Horn*                      275,417(5)                 1.6%

James L. McGovern*                    130,833(6)                 0.8%

Clifford A. Clark*                    138,053(7)                 0.8%

William Hadel*                        584,229(8)                 3.5%

William E. Willis, Jr.*               216,670(9)                 1.3%

John D. Foster                      1,301,906(10)                7.5%

William P. O'Reilly*                  449,669(11)                2.6%

All directors and                  10,487,046(12)               57.3%
executive officers as a
group (7 persons in group)

     Note: Unless otherwise noted, all persons address is 1650A Gum Branch Road, Jacksonville, NC 28540

*    Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

       (1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants and any Preferred Stock convertible into Common Stock which are exercisable or convertible within sixty days from August 31, 2002

       (2) Based upon 16,709,351 shares of Common Stock outstanding on August 31, 2002. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of August 31, 2002 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.




       (3) Includes (i) 6,821,690 shares owned directly and (ii) 1,378,310 shares held in a Voting Trust for which Mr. Leifheit is the sole voting trustee. Includes 343,987 shares that may be acquired by Mr. Leifheit pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.70 to $1.14 per share. This total also includes 148,188 common shares that could be exchanged for the conversion of Series C Preferred Shares at $.1666 per share. Does not include (i) 3,743,610 shares of Common Stock underlying warrants owned directly, (ii) 311,514 shares of Common Stock underlying warrants held in trust for the benefit of Mr. Leifheit's minor children, and which warrants are not presently exercisable or (iii) up to 6,500,000 shares of Common Stock issuable as Deferred Shares upon future placements. A portion of the shares and the warrants are being held in escrow as security for any indemnification claim the Company may have upon the ECOM merger.

       (4) Includes 100,000 shares of stock held in the names of Mr. Weindruch's children, and 1,500,000 held in trusts for which Mr. Weindruch acts as trustee. Includes 205,451 shares that may be acquired by Mr. Weindruch pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.42 to $3.70 per share. This total also includes 60,000 common shares that would be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (5) Includes 92,418 shares held by a corporation controlled by Mr. Horn. Includes 123,000 shares which may be acquired by Mr. Horn pursuant to the exercise of stock purchase options exercisable within sixty days at exercise prices from $0.59 to $2.50 per share. This total also includes 60,000 common shares that would be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (6) Also includes 145,833 shares that may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.38 to $1.00 per share.

       (7) Includes 78,053 shares that may be acquired by Mr. Clark pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $0.70 to $1.14 per share. This total also includes 60,000 common shares that could be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (8) Includes 29,229 shares that may be acquired by Mr. Hadel pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $1.02 to $1.14 per share. This total also includes 555,000 shares that Mr. Hadel also owns that are included in the voting trust which Mr. Leifheit controls.

       (9) Includes 66,670 shares that may be acquired by Mr. Willis pursuant to the exercise of stock purchase options exercisable within sixty days at exercise prices from $0.95 per share and this total also includes 150,000 common shares that could be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (10) Includes 433,750 shares that may be acquired by Mr. Foster pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at the exercise prices from $0.67 to $3.375 per share. This total also includes 322,007 common shares that could be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (11) Includes 149,669 shares that may be acquired by Mr. O'Reilly pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise price of $.167 per share. This total also includes 300,000 common shares that could be exchanged for the conversion of Series C Preferred Shares at $.1666 per share.

       (12) See notes 3,5,6,7,8,9 and 11


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Immediately prior to the Merger, ecom purchased from Gibralter Publishing, of which Mr. Leifheit is a principal shareholder, all of the tangible and intangible assets used in ecom's call center operations, subject to related liabilities, pursuant to an Option Agreement. Prior to the Merger, Gibralter Publishing had been operating the call center on behalf of ecom. The purchase price for these assets was $5 million which is payable by ecom pursuant to two promissory Notes issued to Gibralter, by one note for $1,500,000, repayable in five monthly principal installments of $25,000 commencing March 1, 2001, with the balance due on August 31, 2001, and the second Note for $3,500,000, repayable in equal quarterly principal payments through January 1, 2004. Both Notes bear interest at 10% per annum, are secured by the purchased assets and are guaranteed by Paladyne. As of April 9, 2001, these notes were amended to provide that the $1,500,000 Note is due in two equal installments of $750,000, with the first installment due when the Company raises a minimum of $3,000,000 and the second installment six months later, and in no event until the Company has had a positive cash flow for any three consecutive calendar months. The other Note was payable in twelve equal quarterly installments commencing October 1, 2001, however, Gibralter and the Company agreed that the payments may commence on April 1, 2002.

A portion of the assets used by ecom in its call center operations consists of equipment, which is leased by Gibralter pursuant to various equipment leases. Gibralter has granted to ecom the right to possess and use the equipment and ecom has agreed to assume and pay to the lessors the payments to be made by Gibralter pursuant to the leases. As of the Merger, the aggregate amount of these lease obligations was approximately $1,500,000.

ecom also subleases its offices from Gibralter; see Item 2 of this Report.

In addition, Gibralter is the Company's principal customer comprising approximately 35% of the Company's revenues for the fiscal year ended August 31, 2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KSB

(a)  EXHIBITS

2.1 Merger Agreement and Plan of Reorganization previously filed as Exhibit 2.1 to Form 10-SB/A dated December 31, 1997

2.2 Articles of Merger filed in North Carolina previously filed as Exhibit 2.2 to Form 8-K dated February 1, 2001

3.1 Certificate of Incorporation filed in Delaware on January 11, 1999 previously filed as Exhibit 3.1 to Form 10K dated August 31, 2001

3.2 Certificate of Merger filed in Delaware on March 5, 1999 previously filed as Exhibit 3.2 to Form 10K dated August 31, 2001

3.3 Amendment to Certificate of Incorporation dated July 10, 2001 filed in Delaware previously filed as Exhibit 3.3 to Form 10K dated August 31, 2001

3.4 Certificate of Designations for Series B Preferred Stock filed in Delaware previously filed as Exhibit 2.1 to Form 8-K dated February 1, 2001

3.5 Certificate of Designations for Series C Preferred Stock and Series D Preferred Stock filed in Delaware on November 1, 2001 previously filed as
     Exhibit 3.5 to Form 10K dated August 31, 2001

3.6 By-Laws of Registrant previously filed as Exhibit 3.2 (ii) to Form 10-SB/A, dated December 31, 1997.

4.1 Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

4.2 Certificate of Series A Cumulative Convertible Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-KSB dated November 28, 2000

4.3 Registration Rights Agreement between Paladyne and Terrence Leifheit individually and on behalf of the other ECOM shareholders previously filed as Exhibit 4.1 to Form 8-K dated February 2, 2001

4.4 Form of Anti-Dilution Warrant previously filed as Exhibit 4.2 to Form 8-K dated February 1, 2001

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

10.7.3 Second Amendment to Agreement and Plan of Merger, between Paladyne and Mr. Leifheit on behalf of himself and as a representative for the former shareholders of ecom, dated April 9, 2001, previously filed as Exhibit
        10.1.3 to Form 8K/A dated February 1, 2001

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

10.10.13 Amending Agreement among Gibralter, Paladyne and ecom, previously filed as Exhibit 10.4.11 to Form 8-K/A dated February 1, 2001

10.11 Gibralter Equipment Use Agreement among ecom, Gibralter and Paladyne, previously filed as Exhibit 10.5 to Form 8-K dated February 1, 2001

10.12 Gibralter Teleservices Agreement between Gibralter and ecom previously filed as Exhibit 10.6 to Form 8-K dated February 2, 2001

10.13 Employment Agreement between Paladyne and Mr. Leifheit previously filed as
      Exhibit 10.7 to Form 8-K dated February 1, 2001

10.14 Letter of Intent from Market Central, Inc. to Paladyne Corp. previously filed as Exhibit 10.1 to form 8-K dated October 9, 2002

10.15 First Amendment to Letter of Intent from Market Central, Inc. to Paladyne Corp. previously filed as Exhibit 10.2 to form 8-K dated October 9, 2002

10.16 Loan and Security Agreement by and among Paladyne, ECOM, and Market Central, Inc. previously filed as Exhibit 10.3 to form 8-K dated October 9, 2002

10.17 Revolving Note from Paladyne Corp. and ECOM to Market Central, Inc. dated August 29, 2002 previously filed as Exhibit 10.4 to form 8-K dated October 9, 2002

21.1  *Subsidiaries of Paladyne Corp.

99.1  *Certification by Paladyne's principal executive officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  *Certification by Paladyne's principal financial officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith

(b)  Reports on 8-K's
     ----------------

9/4/01 Item 4. Change in Certifying Accountant (engagement of Stefanou and Company, LLP)

10/9/02  Item 5.  Other Events


ITEM 14. CONTROLS AND PROCEDURES

The registrants' principal executive officers and principal financial officer, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-14(C) and 15d-14(C) of the Securities Exchange Act of
1934) as of December 16, 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrants' internal controls.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                                   PALADYNE CORP.
                                                   (Registrant)


                                                  By: /s/ Terrence J. Leifheit
                                                      --------------------------
Date: December 16, 2002                                   Terrence J. Leifheit
                                                          President, COO and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Position                               Date
------------------------------    -----------------------------------    ------------------

/s/ Terrence J. Leifheit          President, Director                    December 16, 2002
------------------------------    -----------------------------------    ------------------
Terrence J. Leifheit


------------------------------    -----------------------------------    ------------------


                                  Director
------------------------------    -----------------------------------    ------------------
Kenneth Horn


/s/ William E. Willis, Jr.        Director                               December 16, 2002
------------------------------    -----------------------------------    ------------------
William E. Willis, Jr.


/s/ William P. O'Reilly           Director                               December 16, 2002
------------------------------    -----------------------------------    ------------------
William P. O'Reilly


                                  Director                               December 16, 2002
------------------------------    -----------------------------------    ------------------
James L. McGovern


/s/ Clifford A. Clark             Vice President Finance and Director    December 16, 2002
------------------------------    -----------------------------------    ------------------
Clifford A. Clark

                                 CERTIFICATION

I, Terrence Leifheit, certify that:

     1.   I have reviewed this annual report on Form 10KSB of Paladyne Corp.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the resigtrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  December 16, 2002

                            /s/ Terrence J. Leifheit
                            ------------------------
                              Terrence J. Leifheit
                                    President

                                 CERTIFICATION

I, Clifford A. Clark, certify that:

     1.   I have reviewed this annual report on Form 10KSB of Paladyne Corp.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the resigtrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  December 16, 2002

                              /s/ Clifford A. Clark
                              ---------------------
                                Clifford A. Clark
                                  VP of Finance