Form 10QSB
period 2002-11-30
PALADYNE CORP
filed 2003-01-21
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]                  QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 2002

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

             Class                                      Outstanding as of
                                                        December 31, 2002
Common Stock, $.001 PAR VALUE                              16,709,351

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ---        ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets - November 30, 2002
         and August 31, 2002                                                  4

         Condensed Consolidated Statements of Operations -
         three months ended November 30, 2002 and
         November 30, 2001                                                    5

         Condensed Consolidated Statements of Cash Flows -
         three months ended November 30, 2002 and November 30, 2001           6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9


Item 3.  Controls and Procedures                                             12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 6.   Exhibits and Reports on Form 8-K                                   13

         SIGNATURES                                                          14

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended November 30, 2002 and November 30, 2001 have been prepared by Paladyne Corp., a Delaware corporation.

                                 PALADYNE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    NOVEMBER 30, 2002  AUGUST 31, 2002
                                                                       ---------------
                                                       (Unaudited)         (Audited)
                                                       -----------         ---------
ASSETS
Current Assets:
      Cash and cash equivalents ...................   $    172,043    $       --
      Accounts receivable, net of allowance
      for doubtful accounts of $350,000 at
      November 30, 2002 and August 31, 2002 .......        770,509         279,883
      Due from related parties ....................        600,675         548,320
      Prepaid expenses and other current assets ...         72,999          77,718
                                                      ------------    ------------
         Total Current Assets .....................      1,616,226         905,921

Furniture and fixtures ............................        369,028         369,028
Computers and software ............................      1,945,749       1,943,193
Leasehold improvements ............................      1,223,352       1,212,812
Accumulated depreciation ..........................     (2,025,712)     (1,777,258)
                                                      ------------    ------------
         Property and equipment, net ..............      1,512,417       1,747,775

Other assets ......................................           --               425
                                                      ------------    ------------
                                                      $  3,128,643    $  2,654,121
                                                      ============    ============
LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
      Cash disbursed in excess of available funds .           --      $     38,856
      Accounts payable and accrued expenses .......   $  2,816,443       2,458,591
      Notes payable ...............................      5,720,000       5,350,000
      Accrued preferred stock dividends ...........        200,600         190,400
       Current portion of capital lease obligations        780,124         749,809
                                                      ------------    ------------
                  Total current liabilities .......      9,517,167       8,787,656

Capital lease obligations .........................         50,730         166,926
                                                      ------------    ------------
                  Total liabilities ...............      9,567,897       8,954,582

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
         Preferred stock;
             Series A .............................            137             137
             Series C .............................          1,000           1,000
         Common stock .............................         16,709          16,709
         Additional paid-in capital ...............     14,335,777      14,345,977
         Accumulated deficit ......................    (20,792,877)    (20,664,284)
                                                      ------------    ------------
            Total deficiency in stockholders'
               equity .............................     (6,439,254)     (6,300,461)
                                                      ------------    ------------
                                                      $  3,128,643    $  2,654,121
                                                      ============    ============

 See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                FOR THE THREE MONTHS ENDED
                                                NOVEMBER, 30   NOVEMBER, 30
                                                    2002           2001
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------

Total Revenues .............................   $  2,475,050    $  2,440,276

Cost of Revenues ...........................      1,426,876       1,316,794
                                               ------------    ------------

Gross Profit ...............................      1,048,174       1,123,482

Selling, general and administrative expenses        776,798       1,250,829
Depreciation and amortization ..............        248,454         252,446
                                               ------------    ------------


Total operating expense ....................      1,025,252       1,503,275
Income (loss) from operations ..............         22,922        (379,793)

    Other income (expense):
         Interest expense ..................       (151,514)       (173,166)
                                               ------------    ------------


Loss from operations, before
   income taxes ............................       (128,592)       (552,959)
Income tax benefits ........................           --              --
                                               ------------    ------------


Loss .......................................       (128,592)       (552,959)

Cumulative Convertible Preferred
         Stock Dividend Requirement ........        (10,200)        (10,200)
                                               ------------    ------------


Loss attributable to common stockholders ...   $   (138,792)   $   (563,159)
                                               ============    ============
Weighted average common shares outstanding:
                  Basic ....................     16,709,351      16,709,351
                  Diluted ..................     16,709,351      16,709,351

Earnings (loss) per share:
                  Basic ....................   $       (.01)   $       (.03)
                  Diluted ..................   $       (.01)   $       (.03)


 See accompanying notes to unaudited condensed consolidated financial statements

                                 PALADYNE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE THREE MONTHS ENDED
                                                       NOVEMBER, 30  NOVEMBER, 30
                                                          2002          2001
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------


Cash flows used in operating activities .............   $ (99,405)   $ (13,225)

Cash flows provided by (used in) investing activities     (12,671)    (292,892)

Cash flows provided by financing activities .........     284,119      435,963
                                                        ---------    ---------

Net increase (decrease) in cash and
   cash equivalents .................................     172,043      129,846

Cash and cash equivalents at beginning of period ....        --        158,225
                                                        ---------    ---------

Cash and cash equivalents at end of period ..........   $ 172,043    $ 288,071
                                                        =========    =========

Supplemental Cash Flow Information:
         Cash paid for interest .....................   $ 151,514    $ 173,166

Non cash investing and financing activities:
         Accrual of preferred stock dividend ........      10,200       10,200
         Preferred shares issued in exchange
            for debt ................................                  300,000


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended November 30,2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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


NOTE 2.  SERIES A DIVIDEND

The holders of the Company's Series A cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $200,600 and $190,400 at November 30, 2002 and August 31, 2002, respectively.


NOTE 3. STOCKHOLDERS' DEFICIT

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

NOTE 4.  NOTES PAYABLE

Notes Payable at November 30, 2002 and August 31, 2002 are as follows:

                                                                         November 30,       August 31,
                                                                         ------------       ----------
                                                                            2002               2002
                                                                            ----               ----
Note payable in quarterly installments of  $377,000,
including interest at 10% per annum, secured by property and              $3,500,000       $ 3,500,000
equipment. This note was subsequently converted to equity. Note payable in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment. The first installment is due after completion of a $3,000,000 equity or convertible debt offering by the Company and the remaining installment
payment due the later of six months after the first installment payment is made and after three consecutive months of
positive cash flow from operations (as defined).  This note was            1,500,000         1,500,000
subsequently converted to equity.
Note payable to Bank in monthly installments of interest only at the Bank's prime lending rate plus 1%, secured by accounts
receivable. This note is currently in default and is currently in
litigation.                                                                  350,000           350,000
Note payable to an individual and a company bearing interest at prime plus 4%, secured by all the assets of the Company and
repayable on February 28, 2003                                               370,000                 -
                                                                         -----------       -----------
                                                                           5,720,000         5,350,000
Less: current portion                                                     (5,720,000)       (5,350,000)
                                                                         -----------       -----------
                                                                         $        --       $        --
                                                                         ===========       ===========


NOTE 5.  CONTINGENCY

Litigation
----------

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


NOTE 6.  SUBSEQUENT EVENTS

On December 10, 2002, the Company and Gibralter Publishing, Inc. entered into an agreement to exchange the $5,000,000 in notes payable to Gibralter for 1,000,000 shares of newly issued Series D Preferred Shares and 10,000,000 warrants for purchase of common shares of the Company. In addition, on December 4, 2002, the Company's Board of Directors approved the sale of newly issued common stock to an investment group for $750,000. The sale of the common stock is subject to shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Since the February 2001 merger with e-commerce support centers, inc. ("ecom"), Paladyne Corp. (the "Company") has provided CRM-based customer and tech support, and outbound telemarketing for business-to-business and business-to-customer needs.

The Company's unaudited condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The unaudited condensed consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's independent accountant's report contained a going concern qualification for the year ended August 31, 2002.

The Company maintains substantial business relationships with Gibralter Publishing, Inc. ("Gibralter"), from which it has acquired or leased a substantial portion of the ecom assets in exchange for the installment notes. Gibralter continues to be the Company's principal customer, accounting for approximately 43% of the revenues for the three-month period ended November 30, 2002.

During the three months ended November 30, 2002, the Company has continued to reduce or eliminate non-critical expenses and operations. Certain personnel continue to defer all or a portion of their compensation

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2002 and November 30, 2001, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                            Three months Ended
                               November 30,
                             2002      2001
                            -------------------
                               (UNAUDITED)

Total revenues ........     100%      100%

Cost of revenues ......      57.7%     53.9%
                            -----     -----
Gross profit ..........      42.3%     46.1%

Operating expenses ....      41.4%     61.6%
                            -----     -----
Operating income (loss)        .9%    (15.5%)

Interest expense ......       6.1%      7.1%
                            -----     -----
Net loss ..............      (5.2%)   (22.6%)
                            -----     -----
                            -----     -----

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
NOVEMBER 30, 2001
-----------------

Revenue for the three months ended November 30, 2002 and 2001 were $2,475,050, and $2,440,276, respectively; this represents an increase of 1.4% in sales. All of these revenues were derived entirely from the Company's CRM-based customer and tech support, and outbound telemarketing for business-to-business to business-to-customer operations. This slight increase is attributable to increased traditional outbound calling contracts and a reduction in revenue from the Company's inbound or non-traditional outbound contracts. Two customers, Gibralter Publishing, Inc. and Lowes Home Improvement accounted for a decline of $105,208 and $408,291, respectively during the three-month period ended
November 30, 2002 compared to the same period in 2001.

Cost of revenues of $1,426,876 and $1,316,794, respectively for the three months ended November 30, 2002 and 2001 were 57.7% and 53.9% of revenue for the periods. The increase in cost of sales of $110,082 or 8.3% from 2001 to 2002 is attributable to slightly higher supervisory costs associated with contracts that comprise revenue during the three months ended November 30, 2002 compared to 2001. Gross profit was $1,048,174 and $1,123,482, respectively for the three months ended November 30,2002 and 2001 and was 42.3% and 46.1% of revenue for the periods. The decrease in gross profit percentage is due to the slightly higher costs associated with the 2002 revenue.

Operating expenses, including depreciation and amortization, have decreased as a percentage of revenue from 61.6% for the three months ended November 30, 2001 to 41.4% for the three months ended November 30, 2002. This decrease as a percentage of revenue is due primarily to the significant reduction in all areas of the Company's general and administrative costs. These reductions were necessitated by the Company's continued operating losses. The reduction in depreciation and amortization expenses was only $3,992 or less than 1% of revenue for the three months ended November 30,2002.

Interest expense, as percentage of revenue, decreased from 7.1% to 6.1% during the three months ended November 30,2001 as compared to the three months ended November 30,2002. The decrease from $173,166 to $151,514 is due to continued reduction in the interest expense related to the Company's capital leases.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company is not generating any cash from operations and it has no cash resources. The Company is in default on the $350,000 loan agreement with a bank and has been unable to meet its obligations under the $5,000,000 notes to Gibralter Publishing, Inc. The payments on various capital leases are also in arrears. This situation and the anticipated need for working capital for the Company to increase its marketing and revenue base has resulted in the Board of Directors taking certain actions intended to stabilize the Company and provide it with a chance to succeed in the future. On December 10, 2002, the Company and Gibralter Publishing, Inc. agreed to exchange the $5,000,000 in notes for 1,000,000 shares of Series D Preferred shares and 10,000,000 warrants for purchase of common shares of the Company.

On December 4, 2002, the Board of Directors has also approved the proposed transaction with WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz ("Investor Group") that will add sufficient capital to help relieve the Company's short-term cash flow crisis. The Board anticipates that the Investor Group will be able to locate sufficient additional funding to address the Company's longer-term financial needs, although there can be no assurance that such funding will be obtained. This transaction provides that in exchange for $750,000 the Investor Group will receive 70% of the Company's fully diluted post transaction common stock. Although not required, the Company is seeking the approval of the transaction by the Company's shareholders at a Special Meeting to be held February 4, 2003. As a condition to the consummation of the proposed transaction, the Company intends to effect a 1-for-10 reverse stock split, the approval for which will be sought at the same Special Meeting of Shareholders.

The Company's independent certified public accountants have stated in their report included in the Company's August 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. During the three month period ended November 30, 2002, the Company obtained $370,000 in loans from individuals who were principals in the proposed transaction described above.

The Company's primary sources of cash prior to the three month period ended November 30, 2002 have been from a private placement of the Company's Series C Preferred Stock and sale of Subordinated Convertible Debentures that accounted for $1,518,130 and $300,000 of net proceeds in the fiscal year 2002 and 2001, respectively.

Cash used in operating activities was $99,405 for the three months ended November 30, 2002. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $12,671 in computers and leasehold improvements during this period. The Company met its cash requirements during the three months ended November 30, 2002 through the receipt of $370,000 in loan proceeds from the principals who are party to the proposed transaction that the Board of Directors approved on December 4, 2002, as discussed above.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) On November 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                     PART II

ITEM 1.   Legal Proceedings

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


ITEM 2.   Changes in Securities and Use of Proceeds

          (a)      None
          (b)      None
          (c)      Sale of Securities


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
                No.       Description
                ---       -----------

                99.1      Certification of Terrence Leifheit Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                99.2      Certification of Clifford A. Clark Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (b) Reports on Form 8-K filed during the three months ended November 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PALADYNE CORP.


Date:    January 21, 2003                   By /s/ Terrence Leifheit
                                              ----------------------
                                            Terrence Leifheit
                                            President



Date:    January 21, 2003                   By /s/ Clifford Clark
                                              -------------------
                                            Clifford Clark
                                            Chief Financial Officer

                                  CERTIFICATION
I, Terrence Leifheit, certify that:

         1.   I have reviewed this quarterly report on Form 10QSB of Paladyne
              Corp.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date:  January 21, 2003
                                         /s/ Terrence J. Leifheit
                                         ------------------------
                                         Terrence J. Leifheit
                                         President

                                  CERTIFICATION
I, Clifford A. Clark, certify that:

         1.   I have reviewed this quarterly report on Form 10QSB of Paladyne
              Corp.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date:  January 21, 2003
                                         /s/ Clifford A. Clark
                                         -----------------------------
                                         Clifford A. Clark
                                         Chief Financial Officer