Form 10QSB
period 2003-02-28
MARKET CENTRAL INC
filed 2003-04-15
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2003
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number 0-22969

Market Central, Inc.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3562953 (I.R.S. Employer Identification No.)

1650A Gum Branch Road, Jacksonville, NC 28540
(Address of Principal Executive Offices)

910-478-0097
(Issuer’s Telephone Number)

Paladyne Corp
(Former name, former address and former fiscal year,
if changed since last report)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 11, 2003

Common Stock, $.001 par value	10,551,727

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I.

ITEM 1.  FINANCIAL STATEMENTS

      The following unaudited Condensed Consolidated Financial Statements as of February 28, 2003 and for the three months and six months ended February 28, 2003 and February 28, 2002 have been prepared by Market Central, Inc., a Delaware corporation (formerly, Paladyne Corp.). The Condensed Consolidated Financial Statements as of August 31, 2002 are audited.

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28, 2003	AUGUST 31, 2002
	(UNAUDITED)	(AUDITED)

ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $350,000 at February 28, 2003 and August 31, 2002, respectively	775,365	279,883
Due from related parties	569,772	548,320
Prepaid expenses and other current assets	95,771	77,718

Total current assets	1,440,908	905,921
Furniture and fixtures	369,028	369,028
Computers and software	1,951,384	1,943,193
Leasehold improvements	1,223,352	1,212,812
Accumulated depreciation	(2,274,315)	(1,777,258)

Property and equipment, net	1,269,449	1,747,775
Other assets	—	425

	$2,710,357	$2,654,121

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash disbursed in excess of available funds	$26,456	$38,856
Accounts payable and accrued expenses	2,301,190	2,458,591
Notes payable, current portion -	350,000	5,350,000
Accrued preferred stock dividends	210,800	190,400
Current portion of capital lease obligations	639,494	749,809

Total current liabilities	3,652,940	8,787,656
Notes payable, non-current portion	190,000
Capital lease obligations	—	166,926

Total liabilities	3,842,940	8,954,582
COMMITMENTS AND CONTINGENCIES
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock;
Series A	137	137
Series C	1,000	1,000
Series D	1,000	—
Common stock	10,551	16,709
Additional paid-in capital	20,080,735	14,345,977
Accumulated deficit	(21,226,006)	(20,664,284)

Total deficiency in stockholders’ equity	(1,132,583)	(6,300,461)

	$2,710,357	$2,654,121

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Total Revenues	$2,359,288	$2,523,723
Cost of Revenues	1,490,174	1,552,946

Gross Profit	869,114	970,777
Selling, general and administrative expenses	866,257	928,124
Depreciation and amortization	248,603	234,852

Loss from operations	(245,746)	(192,199)
Other expense:
Interest expense	26,362	149,828
Professional fees (Note 5)	161,021	—

Net loss from operations, before income taxes	(433,129)	(342,027)
Income tax benefits	—	—

Net loss	(433,129)	(342,027)
Cumulative Convertible Preferred Stock Dividend Requirement	(10,200)	(10,200)

Net loss attributable to common stockholders	$(443,329)	$(352,227)

Weighted average common shares outstanding:
Basic	10,551,727	1,670,925
Diluted	10,551,727	1,670,925
Net loss per share:
Basic	$(.04)	$(.21)
Diluted	$(.04)	$(.21)

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	FEBRUARY 28,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Total Revenues	$4,834,338	$4,963,999
Cost of Revenues	2,917,050	3,087,585

Gross Profit	1,917,288	1,876,414
Selling, general and administrative expenses	1,643,055	1,961,108
Depreciation and amortization	497,057	487,298

Loss from operations	(222,824)	(571,992)
Other expense:
Interest expense	177,876	322,994
Professional fees (Note 5)	161,021

Loss from before income taxes	(561,721)	(894,986)
Income tax benefits	—	—

Net loss	(561,721)	(894,986)
Cumulative Convertible Preferred Stock Dividend Requirement	(20,400)	(20,400)

Net loss attributable to common stockholders	$(582,121)	$(915,386)

Weighted average common shares outstanding:
Basic	10,551,727	1,670,935
Diluted	10,551,727	1,670,935
Net loss per share:
Basic	$(.05)	$(.55)
Diluted	$(.05)	$(.55)

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED FEBRUARY 28,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Cash flows used in operating activities	$(736,652)	$(477,172)
Cash flows used in investing activities	(18,306)	(300,133)
Cash flows provided by financing activities	767,358	795,208

Net increase (decrease) in cash and cash equivalents	12,400	(17,903)
Cash and cash equivalents at beginning of period	(38,856)	158,225

Cash and cash equivalents at end of period	$(26,456)	$176,128

Supplemental Cash Flow Information:
Cash paid for interest	$167,781	$322,994
Non cash investing and financing activities:
Accrual of preferred stock dividend	20,400	20,400
Preferred shares issued in exchange for debt	5,000,000	300,000
Common shares issued in exchange for debt	380,000

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1. BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month and three-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated August 31, 2002 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

On February 4, 2003, at a special meeting of the stockholders, the Company’s shareholders approved the following items: 1) a change in the name of the Company from Paladyne Corp. to Market Central, Inc., 2) a one-for-ten reverse split of the Company’s common stock and 3) sale of an aggregate of 8,880,740 post-split shares of common stock to three buyers.

Business and Basis of Presentation

Market Central, Inc. (formerly Paladyne Corp.) (the “Company”) operates two wholly owned subsidiaries, ecommerce support centers, inc. and U.S. Convergion, Inc. (“Convergion”), which offer contact center solutions and Customer Relationship Management (CRM) services. ecommerce support centers, inc. operates under the name “Market Central” and provides CRM-enabled contact center services to other companies on an outsource basis. Convergion offers other contact center options and CRM services. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (applications integration; call center/contact center systems design, sales and integration; and life-cycle support); and Business Process Outsourcing (BPO) – specifically, the management of contact center movement to offshore sources.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ecommerce support centers inc. The Company’s acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein do not include the accounts of Convergion. All significant inter-company transactions and balances have been eliminated.

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the condensed consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisition of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

NOTE 2. SERIES A DIVIDEND

The holders of the Company’s Series A cumulative convertible preferred stock are entitled to receive, out of the net profits of the Company, annual dividends at the rate of $.2975 per share. If the net profits of the Company are not sufficient to pay the preferred dividend, then any unpaid portion of the dividend will be included in accrued expenses. The Company had accrued cumulative preferred stock dividends of $210,800 and $190,400 at February 28, 2003 and August 31, 2002, respectively. The Company is currently in the process of converting all outstanding shares of Series A Preferred Stock into common stock in accordance with the terms of conversion agreements between the Company and each holder of Series A Preferred Stock. Pursuant to the conversion agreements, once the conversion is complete, the holders will relinquish all rights to the accumulated dividends.

NOTE 3. CAPITAL STOCK

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of February 28, 2003, the Company has 10,551,727 shares of common stock outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. As of February 28, 2003, the Company has outstanding 137,143 shares of Series A preferred stock, 1,000,102 shares of Series C preferred stock and 1,000,000 shares of Series D preferred stock. The Company has entered into conversion agreements with each holder of preferred stock and is in the process of converting each such share into common stock in accordance with the terms of the preferred stock and/or its conversion agreement. Upon conversion, the Company will issue an aggregate of 2,089,340 shares of common stock in exchange for the outstanding shares of preferred stock.

The Series D preferred shares were issued on December 10, 2002 (together with a warrant for 1,000,000 shares of (post reverse split) common stock) to Gibralter Publishing, Inc. in exchange for the cancellation of the 10% $5,000,000 notes payable and any accrued and unpaid interest thereon. During the three-month period ended February 28, 2003, the Company issued 8,880,739 shares of (post reverse split) common stock with a par value of $.001 per share in exchange for $750,000 of cash and liabilities assumed, resulting in a change in the controlling interest of the Company.

NOTE 4. NOTES PAYABLE

Notes Payable at February 28, 2003 and August 31, 2002 are as follows:

	February 28, 2003		August 31, 2002

Note payable in quarterly installments of $377,000, including interest at 10% per annum, secured by property and equipment This note was converted to Series D Preferred Stock in December 2002	$		$3,500,000
Note payable in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment. This note was converted to Series D Preferred Stock in December 2002			1,500,000
Note payable to Bank in monthly installments of interest only at the Bank’s prime lending rate plus 1%, secured by accounts receivable. This note is currently in default and is currently in litigation		350,000	350,000
Unsecured note payable to an individual and a company bearing interest at 7%, repayable on February 25, 2005		190,000	—

		540,000	5,350,000
Less: current portion		(350,000)	(5,350,000)

		$190,000	$—

NOTE 5. PROFESSIONAL FEES

Professional fees consist of legal fees related to the Company’s sale of common stock in February 2003. This sale of common stock resulted in a change in the controlling interest of the Company and fees related to this transaction have been shown as a cost of the period.

NOTE 6. SUBSEQUENT EVENTS

On April 3, 2003, the Company consummated the acquisition of U.S. Convergion, Inc. (“Convergion”) pursuant to a Stock Purchase Agreement dated April 3, 2003 entered into by and among the Company and each of the six shareholders of Convergion. The Company acquired all of the outstanding capital stock of Convergion in exchange for the issuance of 374,630 restricted shares of the Company’s Common Stock and assumption of certain liabilities. The transaction will be accounted for as a purchase and the purchase price will be allocated to tangible assets and identifiable intangible assets, with any excess being allocated to goodwill.

NOTE 7.  RELATED PARTY TRANSACTIONS

Terrence J. Leifheit, the Company’s President and Chief Financial Officer, is a 50% owner of Gibralter Publishing, Inc. (“Gibralter”). Gibralter is the Company’s largest customer, accounting for approximately 42% and 40% of the revenues of the Company for the six-month and three-month periods ending February 28, 2003. In addition, pursuant to the Company’s purchase of certain assets from Gibralter in February 2001, the Company executed two promissory notes aggregating $5,000,000 for the purchase price. In December 2002, those promissory notes were converted into 1,000,000 shares of Series D Preferred Stock (which is in the process of being converted into 1,000,000 shares of the Company’s Common Stock) and a warrant to purchase 1,000,000 additional shares of the Company’s Common Stock.

J&C Nationwide, Inc. a company controlled by William Goldstein, the Company’s largest shareholder and a director, is also a customer of the Company. Revenue from J&C Nationwide, Inc. during the six and three months ended February 28, 2003 totaled $13,350.

Glen H. Hammer and William Goldstein, the Company’s new majority owners, have provided the Company with an unsecured credit facility in the amount of $635,000. The Company can draw on such amounts from time to time as needed for general working capital purposes. Amounts outstanding bear interest at 7.0% and all amounts outstanding mature on February 25, 2005. At February 28, 2003, the Company had borrowed $190,000 under this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. (formerly Paladyne Corp.) (the “Company”) operates two wholly owned subsidiaries, ecommerce support centers, inc. and U.S. Convergion, Inc. (“Convergion”), which offer contact center solutions and Customer Relationship Management (CRM) services. ecommerce support centers, inc. operates under the name “Market Central” and provides CRM-enabled contact center services as an outsource service to other companies. Convergion offers other contact center options and CRM services. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (applications integration; call center/contact center systems design, sales and integration; and life-cycle support); and Business Process Outsourcing (BPO) – specifically, the management of contact center movement to offshore sources.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ecommerce support centers inc. The Company’s acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein do not include the accounts of Convergion. All significant inter-company transactions and balances have been eliminated.

The Company’s unaudited condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include, nor does management feel it necessary to include, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company’s independent accountant’s report contained a going concern qualification for the year ended August 31, 2002.

The Company maintains substantial business relationships with Gibralter Publishing, Inc. (“Gibralter”). The Company’s president and CEO is a principal of Gibralter. Gibralter continues to be the Company’s principal customer, accounting for approximately 42% and 40% of the Company’s revenues for the six-month and three-month periods ended February 28, 2003.

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the condensed consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2003 and 2002, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

	Three months Ended		Six months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)

Total revenues	100%	100%	100%	100%

	Three months Ended		Six months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)

Cost of revenues	63.2%	61.5%	60.3%	62.2%

Gross profit	36.8%	38.5%	39.7%	37.8%
Operating expenses	47.2%	46.0%	44.3%	49.3%

Operating loss	(10.4)%	(7.5)%	(4.6)%	(11.5)%
Interest expense	(1.1)%	(5.9)%	(3.7)%	(6.5)%
Professional fees	(6.8%)	—	(3.3%)

Net loss	(8.3%)	(13.4%)	(11.6%)	(18.0%)

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 TO THE THREE MONTHS ENDED FEBRUARY 28, 2002

Revenues for the three months ended February 28, 2003 and 2002 were $2,359,288 and $2,523,723, respectively, representing a 6.5% decrease in sales. This decline was primarily attributable to declines in sales to two customers, Gibralter Publishing, Inc. and Lowes Home Improvement of $160,815 and $342,189, respectively during the three-month period ended February 28, 2003 compared to the same period in 2002. The decline from these two customers was substantially offset through the addition of traditional outbound calling contracts.

Cost of revenues of $1,490,174 and $1,552,946, respectively for the three months ended February 28, 2003 and 2002 were 63.2% and 61.5% of revenue for the periods. The decrease in cost of revenues and increase as a percentage of revenue from the three months ended February 28, 2002 to February 28, 2003 was due entirely to slightly lower sales volume. Correspondingly, gross profit declined $101,663, 10%, from February 28, 2002 to February 28, 2003 and gross margin declined from 38.5% to 36.8%. This decline is a result of slightly lower sales volume that was not directly reflected in lower costs to provide these sales.

Operating expenses, including depreciation and amortization, have increased as percentage of revenue to 47.2% from 46% for the three months ended February 28, 2003 and 2002, respectively but actually declined from $1,162,976 to $1,114,860 during these periods. This decline of $48,116 was the result of cost reductions in payroll and travel related costs

Interest expense decreased from $149,828 to $26,362, during the three months ended February 28, 2002 as compared to the three months ended February 28, 2003. As a percentage of revenue this decrease is from 5.9% to 1.1% and is attributable to the conversion of the $5,000,000 notes payable to Gibralter into Series D preferred stock.

Professional fees consist of legal fees related to the Company’s sale of a majority interest of its common stock in February 2003 and various other actions related to the special shareholders meeting. These fees, shown as non-operating expenses, are non-recurring in nature. These costs of $161,02 for the three months ended February 28, 2003 are 6.8% of revenue. For the three months ended February 28, 2002, none of these costs were present.

Net loss for the three months ended February 28, 2003 and 2002 was $443,329 and $352,227, respectively. This increase of $91,102 in the loss from 2002 to 2003 represents a 25.8% increase in net loss. This increase is due primarily to increased professional fees related to the sale of the controlling interest in the Company in February 2003.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 TO THE SIX MONTHS ENDED FEBRUARY 28, 2002

Revenues for the six months ended February 28, 2003 and 2002 were $4,834,338 and $4,963,999, respectively, representing a 2.6% decline in sales. This small decline is a combination of significant decreases from two customers discussed below and an increase in traditional outbound calling contracts. Gibralter Publishing, Inc. and Lowes Home Improvement accounted for a decline of $248,344 and $753,480, respectively during the six-month period ended February 28, 2003 compared to the same period in 2002. These declines were substantially offset by an increase in outbound calling contracts resulting in only a 2.6% overall decline.

Cost of revenues of $2,917,050 and $3,087,585, respectively for the six months ended February 28, 2003 and 2002 were 60.3% and 62.2% of revenue for the periods. The slight decrease in cost of revenues of $170,535 from the six months ended February 28, 2002 to February 28, 2003 is due to a slightly lower cost structure for telephone costs and slightly lower payroll costs. Gross profit increased to $1,917,288 from $1,876,414 respectively for the six months ended February 28, 2003 and 2002 and gross margin increased to 39.7% from 37.8%. The slight increase in gross profit of $40,874 results from the slightly lower telephone costs incurred in the six months ended February 28, 2003 compared to the period ended February 28, 2002.

Operating expenses of $2,140,112 and $2,448,406, respectively for the six months ended February 28, 2003 and 2002 were 44.2% and 49.3% of revenue for these periods. The decline of $308,294 is due to continued cost cutting actions taken since the prior period.

Interest expense declined 45% from $322,994 to $177,876 from the six months ended February 28, 2002 to February 28, 2003. As a percentage of revenue, interest expense declined from 6.5% to 3.6% from the six months ended February 28, 2002 to February 28, 2003. This decrease is attributable almost entirely to reduced borrowings following the conversion of the $5,000,000 in notes payable to Gibralter into Series D preferred stock.

Professional fees consist of legal fees related to the Company’s sale of a majority interest of its common stock in February 2003 and various other actions related to the special shareholders meeting. These fees, shown as non-operating expenses, are non-recurring in nature. These costs of $161,02 for the six months ended February 28, 2003 are 3.3% of revenue. For the six months ended February 28, 2002, none of these costs were present.

Net loss for the six months ended February 28, 2003 and 2002 was $582,121 and $915,386, respectively. This decrease of $333,265 in the loss from 2002 to 2003 represents a 36.4% decrease in net loss. This decrease is due primarily to decreased interest costs and the decline in operating costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable and funding of the operations. The sale of common stock to the Company’s new majority owners in February 2003 resulted in a change in the source of funds for short-term cash needs. The new controlling shareholders invested approximately $370,000 in cash and assumed liabilities of approximately $380,000. They also have provided an unsecured, two-year loan facility for the Company of up to an additional $635,000, of which $190,000 was outstanding at February 28, 2003. Amounts outstanding under this facility bear interest at 7.0%. These funds, along with the Company’s cash flows from operations, are expected to provide adequate liquidity to meet the Company’s minimum cash requirements for the next six months. The Company is actively seeking a lender for an asset-based loan facility to augment its cash needs in the near term and to provide necessary liquidity for the next twelve months. If the Company is unable to obtain such a facility, the Company will seek other sources of liquidity, in the form of either equity or debt financing. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

The Company’s prior bank line of credit of $350,000 is past due and in default. The bank has sued to recover all amounts owed under this facility. The Company plans to repay this borrowing with either the $635,000 loan facility that is in place or a new asset-based loan facility.

Cash used in operating activities was $736,652 for the six months ended February 28, 2003. This was due primarily to operating losses caused by the revenue levels that are at less than a breakeven volume and professional fees of $161,021 related to the February 2003 sale of the Company’s common stock. The Company invested $18,731 in computers and leasehold improvements during this period.

While the Company has raised capital to meet its working capital requirements in the past, additional financing may be required in order to meet liquidity needs in the future. The Company is seeking financing in the form of debt to provide for these needs. There are no assurances the Company will be successful in obtaining the debt required.

In prior periods, certain shareholders have loaned money to or guaranteed indebtedness of the Company to satisfy certain obligations. No assurance can be given that such shareholders would guarantee any further indebtedness or that they would not seek to withdraw their existing guarantees.

The Company intends to continue to expand it operations through acquisitions of businesses that will broaden the Company’s current services in the customer relationship management (CRM) area and provide opportunities for complementary selling opportunities. The Company would likely issue shares of common stock as consideration in these acquisitions. There can be no assurance that the Company will continue to find suitable acquisition candidates or that the Company will be able to successfully integrate any acquisition.

The Company’s independent certified public accountants have stated in their report included in the Company’s August 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about the Company’s ability to continue as a going concern.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” “will” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as the Company’s expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include the Company’s current plans for improving liquidity and its future acquisition plans. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue; general economic conditions; the ability to integrate acquisitions successfully and without disruptions to normal operations; and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission. The Company believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation and Disclosure of Controls and Procedures
On March 12, 2003, we made an evaluation of our disclosure controls and procedures. Disclosure controls and procedures are those designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported in a timely fashion. In the opinion of our Chief Executive and Chief Financial Officer, the disclosure controls and procedures are effective because they ensure efficient and effective evaluation and communication to management of all information required to be disclosed in our SEC reports and permit management sufficient time to evaluate such information.

Changes in Internal Controls
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation. The evaluation did not reveal any significant deficiencies or material weaknesses in our internal control system.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 2003, at a special meeting of the Company’s shareholders (the “Special Meeting”) the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a one-for-ten reverse split of the Company’s outstanding Common Stock (the “Reverse Split”). The Reverse Split became effective at 12:01 a.m. on February 5, 2003, at which time each share of Common Stock issued and outstanding was reclassified as and changed into one-tenth (1/10th) of a share of the Company’s Common Stock. Any fractional share interest resulting from the Reverse Split was rounded to the nearest whole share. All outstanding options and warrants were automatically adjusted into economically equivalent options or warrants by decreasing the number of underlying shares of Common Stock by a factor of ten and, if applicable, increasing the exercise price by a factor of ten. The number of shares of Common Stock authorized for issuance by the Company remained unchanged at 75,000,000, but the number of issued and outstanding shares was reduced from 36,802,738 shares to 3,680,274 shares (prior to the issuance of a total of 8,880,740 shares to the new majority ownership group discussed under (c) below).

n/a

At the Special Meeting, the Company’s shareholders also approved a Stock Purchase Agreement dated January 9, 2003 among the Company and WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz (the “Buyers”). Pursuant to the Stock Purchase Agreement, on February 5, 2003, the Company issued an aggregate of 8,880,740 shares to the Buyers. The total consideration for the shares was $750,000, paid in a combination of (i) the cancellation of approximately $380,000 owing from the Company to the Buyers and (ii) the cancellation of certain outstanding obligations owing from the Company to various third parties.

The issuance of the shares to the Buyers was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act and the safe harbor provided by Rule 506 of Regulation D under the Act. Each of the Buyers represented to the Company that he or it was an “accredited investor” as defined in Regulation D.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 4, 2003, a special meeting of the shareholders of the Company was held to consider and vote on the following proposals: (1) a one-for-ten reverse stock split of the Company’s outstanding Common Stock (“Proposal 1”); (2) approval of a Stock Purchase Agreement pursuant to which an aggregate of 8,880,740 post-reverse split shares would be issued to WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz (“Proposal 2”); and (3) an amendment to the Company’s certificate of incorporation to change the name of the Company to Market Central, Inc. (“Proposal 3”). Set forth below are the results of the shareholders vote on each proposal:

	For	Against	Abstain

Proposal 1	22,133,278	-0-	30,000
Proposal 2	22,162,635	-0-	643
Proposal 3	22,163,278	-0-	-0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

2.1	Stock Purchase Agreement dated April 3, 2003 by and among the Registrant and each of the stockholders of U.S. Convergion, Inc. (incorporated by reference from Current Report on Form 8-K dated April 3, 2003).

3.1	Amendment to Certificate of Incorporation of Company

No. Description

3.2	Amendment to Bylaws of Company
10.1	Stock Purchase Agreement dated January 9, 2003 by and among the Registrant and WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz (incorporated by reference from Current Report on Form 8-K dated February 5, 2003.

99.1	Certification of Terrence Leifheit Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The Company filed a Current Report on Form 8-K dated February 5, 2003, reporting under Item 1- Change in Control, the issuance of an aggregate of 8,880,740 shares to WAG Holdings, LLC, Glen H. Hammer and A. Randall Barkowitz.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET CENTRAL, INC.

Date:	April 11, 2003	By	/s/ Terrence Leifheit Terrence Leifheit President and Chief Executive Officer

Date:	April 11, 2003	By	/s/ Clifford Clark Clifford Clark Chief Financial Officer

CERTIFICATION

I, Terrence Leifheit, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Market Central, Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 11, 2003

/s/ Terrence J. Leifheit

Terrence J. Leifheit President and Chief Executive Officer

CERTIFICATION

I, Clifford A. Clark, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Market Central, Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ Clifford A. Clark

Clifford A. Clark Chief Financial Officer