Form 10QSB
period 2003-05-31
MARKET CENTRAL INC
filed 2003-07-31
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes         No      X*

*	The registrant has been unable to file the complete two years of audited financial information relating to the business conducted by U.S. Convergion, Inc. prior to the registrant’s acquisition of U.S. Convergion, as required by Form 8-K, solely because the predecessor to U.S. Convergion has not permitted the registrant to access the information required to complete such audit

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

     Class: Common Stock, $.001 par value

     Outstanding as of July 11, 2003: 13,040,618 shares

     Transitional Small Business Disclosure Format (check one):      Yes         No      X

PART I.

ITEM 1. FINANCIAL STATEMENTS

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MAY 31, 2003	AUGUST 31, 2002

	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $95,000 and $350,000 at May 31, 2003 and August 31, 2002, respectively	2,049,808	279,883
Due from related parties, net of allowance for doubtful accounts of $60,000 at May 31, 2003	514,469	548,320
Cost in excess of billings and prepaid expenses	219,254	77,718

Total current assets	2,783,531	905,921
Furniture and fixtures	501,940	369,028
Computers and software	2,294,962	1,943,193
Leasehold improvements	1,158,612	1,212,812
Accumulated depreciation	(2,578,986)	(1,777,258)

Property and equipment, net	1,376,528	1,747,775
Goodwill	3,937,168
Other assets	87,032	425

	$8,184,259	$2,654,121

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash disbursed in excess of available funds	$851	$38,856
Accounts payable and accrued expenses	5,750,864	2,458,591
Line of credit	711,628	—
Notes payable, current portion —	1,230,057	5,350,000
Accrued preferred stock dividends	—	190,400
Billings in excess of costs	355,236
Current portion of capital lease obligations	764,392	749,809

Total current liabilities	8,813,028	8,787,656
Notes payable, non-current portion	733,349
Capital lease obligations	116,205	166,926

Total liabilities	9,662,582	8,954,582
COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock;
Series A	—	137
Series C	—	1,000
Series D	—	—
Common stock	13,040	16,709
Additional paid-in capital	21,008,082	14,345,977
Accumulated deficit	(22,499,445)	(20,664,284)

Total deficiency in stockholders’ equity	(1,478,323)	(6,300,461)

	$8,184,259	$2,654,121

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MAY 31,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Total Revenues	$3,173,472	$2,035,472
Cost of Revenues	2,014,652	1,141,585

Gross Profit	1,158,820	893,887
Selling, general and administrative expenses	2,017,423	1,058,207
Depreciation and amortization	304,671	234,852

Loss from operations	(1,163,274)	(399,172)
Other expense:
Interest expense	110,165	172,685
Professional fees (Note 5)	—	—

Net loss from operations, before income taxes	(1,273,439)	(571,857)
Income tax benefits	—	—

Net loss	(1,273,439)	(571,857)
Cumulative Convertible Preferred Stock
Dividend Requirement	—	(10,200)

Net loss attributable to common stockholders	$(1,273,439)	$(582,057)

Weighted average common shares outstanding:
Basic	13,040,618	1,670,925
Diluted	13,040,618	1,670,925
Net loss per share:
Basic	$(.10)	$(.35)
Diluted	$(.10)	$(.35)

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	MAY 31,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Total Revenues	$8,007,810	$6,999,471
Cost of Revenues	4,931,702	3,826,481

Gross Profit	3,076,108	3,172,990
Selling, general and administrative expenses	3,660,478	3,422,004
Depreciation and amortization	801,728	722,150

Loss from operations	(1,386,098)	(971,164)
Other expense:
Interest expense	288,041	495,679
Professional fees (Note 5)	161,021

Net loss from operations, before income taxes	(1,835,160)	(1,466,843)
Income tax benefits	—	—

Net loss	(1,835,160)	(1,466,843)
Cumulative Convertible Preferred Stock Dividend Requirement	—	(30,600)

Net loss attributable to common stockholders	($1,835,160)	($1,497,443)

Weighted average common shares outstanding:
Basic	13,040,618	1,670,935
Diluted	13,040,618	1,670,935
Net loss per share:
Basic	$(.14)	$(.90)
Diluted	$(.14)	$(.90)

See accompanying notes to unaudited condensed consolidated financial statements

MARKET CENTRAL, INC.
(Formerly, Paladyne Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	MAY 31,

	2003	2002
	(UNAUDITED)	(UNAUDITED)

Cash flows used in operating activities	$(1,617,758)	$(351,137)
Cash flows used in investing activities	(22,861)	(319,886)
Cash flows provided by financing activities	1,678,624	690,297

Net increase (decrease) in cash and cash equivalents	38,005	19,274
Cash and cash equivalents at beginning of period	(38,856)	158,225

Cash and cash equivalents at end of period	$(851)	$177,499

Supplemental Cash Flow Information:
Cash paid for interest	$288,041	$495,679
Non cash investing and financing activities:
Accrual of preferred stock dividend	—	30,600
Preferred shares issued in exchange for debt	5,000,000	300,000
Common shares issued in exchange for debt	380,000
Reversal of preferred stock dividend	(221,000)
Acquisition
Excess of liabilities assumed over assets acquired	3,104,269
Common stock issued	671,899
Acquisition costs	161,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month and three-month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated August 31, 2002 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

On February 4, 2003, the Company’s shareholders approved the following items: 1) a change in the name of the Company from Paladyne Corp. to Market Central, Inc., 2) a one-for-ten reverse split of the Company’s common stock and 3) the sale of an aggregate of 8,880,740 post-split shares of common stock to three buyers.

Business and Basis of Presentation

Market Central, Inc. (formerly Paladyne Corp.) (the “Company”) operates two wholly owned subsidiaries, ecommerce support centers, inc.(“ecom”) and U.S. Convergion, Inc. (“Convergion”). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services, and Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for MicroSoft’s MS CRM solution. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and Convergion. The Company’s acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein include the results of operations of Convergion from April 3, 2003 through May 31, 2003. All significant inter-company transactions and balances have been eliminated.

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the condensed consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

Reclassification

Certain reclassifications have been made to conform the prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In April 2003, the FASB issued statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not currently have any derivative instruments, nor does it currently participate in hedging activities. Therefore, adoption of SFAS No. 149, as required, is not expected to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions on this pronouncement in the fourth quarter of this fiscal year ending August 31, 2003.

NOTE 2. SERIES A SHARES AND DIVIDEND

The Company completed the conversion of all outstanding shares of Series A Preferred Stock into common stock during the three months ended May 31, 2003 in accordance with the terms of conversion agreements between the Company and each holder of Series A Preferred Stock. Pursuant to the conversion agreements, the holders relinquished all rights to accumulated dividends. During the three months ended May 31, 2003 these accumulated and unpaid dividends were reversed and credited to additional paid in capital.

NOTE 3. CAPITAL STOCK

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of May 31, 2003, the Company has 13,040,618 shares of common stock outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. During the three-month period ended May 31, 2003, the Company issued 1,000,000 shares of common stock in exchange for all of the outstanding shares of Series D Preferred Stock, 1,080,000 shares of common stock for all of the outstanding shares of Series C Preferred Stock and 9,238 shares of commons stock for all of the outstanding shares of Series A Preferred Stock. At May 31, 2003, the Company does not have any shares of preferred stock outstanding.

NOTE 4. LINE OF CREDIT

The Company has a line of credit primarily collateralized by accounts receivable of Convergion. This line provides for interest of prime plus 4.5% (8.75% at May 31, 2003) and certain handling fees. The line of credit expires in August 2003 and the Company is not in compliance with certain of the financial covenants contained in the agreement.

NOTE 5. NOTES PAYABLE

Notes Payable at May 31, 2003 and August 31, 2002 are as follows:

	May 31,	August 31,
	2003	2002

Note payable in quarterly installments of $377,000, including interest at 10% per annum, secured by property and equipment This note was converted to Series D Preferred Stock in December 2002	$	$3,500,000
Note payable to a vendor in monthly installments of $33,333, including interest at 6% per annum through February 2005	758,211
Note payable to a vendor in monthly installments of $2,813 including interest at 6% per annum through February 2005	53,402
Note payable to a vendor in weekly installments of $17,500 including interest at 17.95%, note is in default and is currently due	354,750
Note payable in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment This note was converted to Series D Preferred Stock in December 2002		1,500,000
Note payable to Bank in monthly installments of interest only at the Bank’s prime lending rate plus 1%, secured by accounts receivable. This note is currently in default and is currently in litigation	350,000	350,000
Unsecured note payable to an individual and a company bearing interest at 7%, repayable on February 25, 2005	447,043	—

	1,963,406	5,350,000
Less: current portion	(1,230,057)	(5,350,000)

	$733,349	$—

NOTE 6. PROFESSIONAL FEES

Professional fees consist of legal and audit fees related to the Company’s sale of common stock in February 2003 and acquisition related costs for the U.S. Convergion acquisition that was completed on April 3, 2003.

NOTE 7. SUBSEQUENT EVENTS

On June 9, 2003, the Company obtained a $1,000,000 loan from a bank that is secured by all the furniture and equipment of the Company. The loan provides for interest at LIBOR plus 3.5% payable monthly with a maturity date of February 9, 2004. The loan is guaranteed by two of the Company’s directors. Proceeds from this loan were used to repay the bank line of credit that was in default at May 31, 2003, the shareholder loans outstanding at that time and for payment of certain trade payables.

NOTE 8. RELATED PARTY TRANSACTIONS

Terrence J. Leifheit, the Company’s President and Chief Executive Officer, is a 50% owner of Gibralter Publishing, Inc. (“Gibralter”). Gibralter is the Company’s largest customer, accounting for approximately 36% and 27% of the revenues of the Company for the nine-month and three-month periods ending May 31, 2003, respectively. J&C Nationwide, Inc. a company controlled by William Goldstein, one of the Company’s two largest shareholders and a director, is also a customer of the Company. Revenue from J&C Nationwide, Inc. during the nine and three months ended May 31, 2003 totaled $41,591 and $28,331, respectively.

Glen H. Hammer and William Goldstein, who together hold a majority of the Company’s outstanding common stock , have provided the Company with an unsecured credit facility in the amount of $635,000. The Company can draw on such amounts from time to time as needed for general working capital purposes. Amounts outstanding bear interest at 7.0% and all amounts outstanding mature on February 25, 2005. At May 31, 2003, the Company had borrowed $447,043 under this facility.

NOTE 9. ACQUISITION

On April 3, 2003, the Company acquired all the capital stock and outstanding warrants and options of U.S. Convergion, Inc., in exchange for 374,630 shares of the Company’s common stock. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of U.S.Convergion, Inc. was $3,937,168.

The significant components of the transaction are:

Excess of liabilities assumed over assets acquired	$3,104,269
Common stock issued	671,899
Acquisition costs	161,000

Total consideration received	$3,937,168

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the merger with Convergion had taken place on September 1, 2001. Convergion’s results for the three and nine months ended May 31, 2002 have been consolidated with the Company’s results for the three and nine months ended May 31, 2002. Convergion commenced operations in November 2001 so the nine months ended May 31, 2002 shown below contains only seven months of operations for Convergion.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

	2003	2002	2003	2002

Revenues	$3,855,246	$4,934,376	$15,912,146	$11,017,694
Net loss attributable to common shareholders	$(1,865,483)	$(1,481,915)	$(4,393,293)	$(2,880,060)
Weighted average common shares outstanding:
Basic and diluted	13,040,618	1,670,635	13,040,618	1,670,635
Loss per share:
Basic and diluted	$(.14)	$(.89)	$(.34)	$(1.72)

These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may be obtained in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. (formerly Paladyne Corp.) (the “Company”) operates two wholly owned subsidiaries, ecommerce support centers, inc.(“ecom”) and U.S. Convergion, Inc. (“Convergion”). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services; Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for MicroSoft’s MS CRM solution. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and Convergion. The Company’s acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein include the accounts of Convergion from April 3, 2003 through May 31, 2003. All significant inter-company transactions and balances have been eliminated.

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

The Company maintains substantial business relationships with Gibralter Publishing, Inc. (“Gibralter”). The Company’s president and CEO is a principal of Gibralter. Gibralter continues to be the Company’s largest customer, accounting for approximately 36% and 27% of the Company’s revenues for the nine-month and three-month periods ended May 31, 2003, respectively.

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the condensed consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2003 and 2002, respectively.

	Three months Ended		Nine months Ended
	MAY 31,		MAY 31,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Total revenues	100%	100%	100%	100%
Cost of revenues	63.5%	56.0%	61.6%	55.0%

Gross profit	36.5%	44.0%	38.4%	45.0%
Operating expenses	73.2%	63.0%	55.7%	59.0%

Operating loss	(36.7%)	(19.0%)	(17.3%)	(14.0%)
Interest expense	(3.5%)	(9.0%)	(3.6%)	(7.0%)
Professional fees	—	—	(2.0%)

Net loss	(40.2%)	(28.0%)	(22.9%)	(21.0%)

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 TO THE THREE MONTHS ENDED MAY 31, 2002

Revenues for the three months ended May 31, 2003 and 2002 were $3,173,472 and $2,035,472, respectively, representing a 56% increase. This increase of $1,138,000 was primarily attributable to the acquisition of Convergion in April 2003. Convergion’s sales were $1,041,173 during the three months ended May 31, 2003. Excluding Convergion sales increased $96,827 or 4.7%. This growth was related primarily to expansion of outbound telemarketing volume.

Cost of revenues were $2,014,652 and $1,141,585, for the three months ended May 31, 2003 and 2002, respectively which represents 63.5% and 56.0% of revenue for the respective periods. The increase in cost of revenues was due primarily to the Convergion acquisition which accounted for $586,671 of the increase. The increase as a percentage of revenue was due to pricing pressure within the call center business. Gross profit increased $264,963 or 29.6%, from the three months ended May 31, 2002 to May 31, 2003 while gross margin declined from 44.0% to 36.5% during those periods. The increase in gross profit is due entirely to the increase in revenue while the decline in gross margin is due primarily to marketplace pricing pressures in the call center business.

Operating expenses, including depreciation and amortization, increased to $2,322,094 from $1,293,059 which represented 73.2% and 63.0% of revenue for the three months ended May 31, 2003 and 2002, respectively. This increase of $1,029,035 is the result of the Convergion acquisition in April 2003. Convergion’s operating expenses were $1,078,122 for the three months ended May 31, 2003.

Interest expense decreased from $172,685 to $110,165, for the three months ended May 31, 2002 as compared to the three months ended May 31, 2003. As a percentage of revenue this decrease is from 9.0% to 3.5% and is attributable primarily to the conversion of the $5,000,000 notes payable to Gibralter into Series D preferred stock during the quarter ended February 2003. This was partly offset by $49,192 of interest paid by Convergion during the three months ended May 31, 2003.

Net loss for the three months ended May 31, 2003 and 2002 was $1,273,274 and $582,057, respectively. This increase of $691,217 in the loss from 2002 to 2003 is due almost entirely to the Convergion acquisition which accounted for $672,812 of the loss during the three months ended May 31, 2003.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 TO THE NINE MONTHS ENDED MAY 31, 2002

Revenues for the nine months ended May 31, 2003 and 2002 were $8,007,810 and $6,999,471, respectively, representing a $1,008,339 or 14.4% increase. This increase is attributable entirely to the Convergion acquisition in April 2003 and its sales during the nine-month period ended May 31, 2003 of $1,041,173.

Cost of revenues increased to $4,931,702 from $3,826,481 for the nine months ended May 31, 2003 and 2002, respectively, which represented 61.6% and 55.0% of revenue for those periods. The increase in cost of revenues of $1,105,221 was due in part to the Convergion acquisition which accounted for $586,671 of the increase and from increased costs related to the call center business which suffered from marketplace pricing pressures. Gross profit deceased to $3,076,108 from $3,172,990 for the nine months ended May 31, 2003 and 2002 respectively and gross margin decreased to 38.4% from 45.0% during the same periods. The decrease in gross margin is the result primarily of increased pricing pressures in the marketplace.

Operating expenses of $4,462,206 and $4,144,154 for the nine months ended May 31, 2003 and 2002 respectively represented 55.7% and 59% of revenue for these periods. The increase of $318,052 is due entirely to the Convergion acquisition in April 2003. Operating expenses for the nine months ended May 31, 2003 include $1,078,122 relating to Convergion.

Interest expense declined 41.8% from $495,679 to $288,041 for the nine months ended May 31, 2002 to May 31, 2003, respectively. As a percentage of revenue, interest expense declined from 7.0% to 3.6% during these periods. This decrease is attributable almost entirely to reduced borrowings following the conversion of the $5,000,000 in notes payable to Gibralter into Series D preferred stock during December 2002. This decline was offset somewhat by the interest expense of $49,192 related to Convergion borrowings during the nine-months ended May 31, 2003.

Professional fees for the nine months ended May 31, 2003 consist of legal fees related to the Company’s sale of a majority interest of its common stock in February 2003 and various other actions related its special shareholders meeting. These fees, shown as non-operating expenses, are infrequently occurring items related to the sale of stock of the Company that resulted in a change in control. . These costs of $161,021 for the nine-months ended May 31, 2003 are 2.0% of revenue. For the nine months ended May 31, 2002, none of these types of transactions occurred and no such costs were present.

Net loss for the nine months ended May 31, 2003 and 2002 was $1,835,160 and $1,497,443, respectively. This increase of $337,717 in the loss from 2002 to 2003 represents a 22.5% increase in net loss. This increase is due to the Convergion acquisition which accounted for $672,812 of the loss during the nine-months ended May 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable and funding of operations. In February 2003, the Company’s new majority shareholders invested approximately $370,000 in cash and assumed liabilities of approximately $380,000. They also have provided an unsecured, two-year loan facility for the Company of up to an additional $635,000, of which $447,043 was outstanding at May 31, 2003. Amounts outstanding under this facility bear interest at 7.0% per annum. In June 2003 the Company obtained a $1,000,000 loan from a bank that is secured by certain assets of the Company. The proceeds from this loan repaid the balance of the loans outstanding to the majority shareholders, repaid the bank loan of $350,000 that was in default and the balance was used for working capital. These funds, along with the Company’s cash flows from operations, are expected to provide adequate liquidity to meet the Company’s minimum cash requirements for the next six months.

The Company is negotiating with multiple lenders for additional accounts receivable financing. A loan facility was in place at Convergion when the acquisition was completed and it remains in use. The facilities from the majority shareholders and additional facilities from accounts receivable lenders should satisfy cash needs in the near term and to provide necessary liquidity for the next six months. If the Company is unable to generate sufficient cash from operations and additional loans from new lenders in the next six months, the Company will be required to seek other sources of liquidity, in the form of either equity or debt financing. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Cash used in operating activities was $1,617,758 for the nine months ended May 31, 2003. This was due primarily to operating losses caused by the revenue levels that are less than required to cover operating expenses and professional fees relating to infrequently occurring activities of $161,021 that arose from the February 2003 sale of the Company’s common stock. The Company invested $22,861 in computers and leasehold improvements during this period.

In prior periods, certain shareholders have loaned money to or guaranteed indebtedness of the Company to fund the Company’s working capital needs. No assurance can be given that such shareholders would guarantee any further indebtedness or that they would not seek to withdraw their existing guarantees.

The Company intends to continue to expand it operations through acquisitions of businesses that will broaden the Company’s current services in the customer relationship management (CRM) area and provide opportunities for complementary selling opportunities. The Company may issue shares of common stock, cash or a combination of stock and cash as consideration in these acquisitions. There can be no assurance that the Company will continue to find suitable acquisition candidates or that the Company will be able to successfully integrate any acquisition.

The Company’s independent certified public accountants have stated in their report included in the Company’s August 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, that the Company is dependent upon management’s ability to develop profitable operations and that these factors among others may raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and they concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 3, 2003, the Company issued an aggregate of 374,630 shares of its common stock to the six shareholders of U.S. Convergion, Inc. (“Convergion”) in connection with its acquisition of all of the outstanding capital stock of Convergion. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933 pursuant to the safe harbor provided by Rule 506 promulgated thereunder. The sales were not effected by any form of general solicitation or advertising, and the Company complied with the disclosure requirements of Rule 502(b) and the requirements of Rule 502(b) relating to imposing limitations on the resale of the issued shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

99.1	Certification of Terrence Leifheit Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K dated April 3, 2003, reporting the Company’s acquisition of U.S. Convergion, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET CENTRAL, INC.

Date:	July 31, 2003	By /s/ Terrence Leifheit Terrence Leifheit President and Chief Executive Officer

Date:	July 31, 2003	By /s/ Clifford Clark Clifford Clark Chief Financial Officer

CERTIFICATION

I, Terrence Leifheit, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Market Central, Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003	/s/ Terrence J. Leifheit Terrence J. Leifheit President and Chief Executive Officer

CERTIFICATION

I, Clifford A. Clark, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Market Central, Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 31, 2003

/s/ Clifford A. Clark Clifford A. Clark Chief Financial Officer