Form 10KSB
period 2003-08-31
MARKET CENTRAL INC
filed 2003-12-01
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22969

MARKET CENTRAL, INC.

(Name of Small Business Issuer in its charter)

Delaware	59-3562953

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1650 A Gum Branch Road, Jacksonville, NC     28540
(Address of principal executive offices)     (zip code)

Issuer’s telephone number:     (910) 478-0097

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

Yes☐     No ☒

State the issuer’s revenue for its most recent fiscal year: $11,720,608. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 25, 2003: $6,684,739

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding as of
Class	November 25, 2003

Common Stock, par value $.001 per share	13,268,969

                                                                                Documents Incorporated by Reference: None

                                                                      Transitional Small business Disclosure Format. Yes ☐     No ☒

MARKET CENTRAL, INC.
FORM 10-KSB

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Market Central, Inc. (“Company”) wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company’s periodic reports.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Market Central, Inc. (formerly Paladyne Corp.) (the “Company”) operates two wholly-owned subsidiaries, ecommerce support centers, inc.(“ecom”) and U.S. Convergion, Inc. (“Convergion”). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services, and Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for Microsoft’s MS CRM solution. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The Company’s executive offices are at 1650A Gum Branch Road, Jacksonville, NC 28540 and its telephone number is (910) 478-0097.

HISTORY

Market Central, Inc. (f/k/a Paladyne Corp) is the surviving Company from a March 5, 1999 merger with Synaptx Worldwide, Inc., a Utah corporation.

On February 1, 2001, Market Central, Inc. through a wholly-owned subsidiary merged (the “Merger”) with e-commerce support centers, inc., a North Carolina corporation (“ecom”), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the “Merger Agreement”). Upon the Merger, ecom became a wholly-owned subsidiary of Market Central, Inc.

On February 4, 2003, at a special meeting of the stockholders, the Company’s shareholders approved the following items: 1) a change in the name of the Company from Paladyne Corp. to Market Central, Inc., 2) a one-for-ten reverse split of the Company’s common stock and 3) sale of an aggregate of 8,880,740 post-split shares of common stock to three buyers. This resulted in a change in control of the Company to these three buyers. In connection with this transaction the Company converted all classes of its Preferred Stock to the Company’s Common Stock.

On April 3, 2003, the Company consummated the acquisition of U.S. Convergion, Inc. (“Convergion”) pursuant to a Stock Purchase Agreement dated April 3, 2003 entered into by and among the Company and each of the six shareholders of Convergion. The Company acquired all of the outstanding capital stock of Convergion in exchange for the issuance of 374,630 restricted shares of the Company’s Common Stock and assumption of certain liabilities. Market Central, Inc. also acquired, effective July 31, 2003, substantially all the assets of Pliant Technologies, Inc. in exchange for the issuance of 228,351 restricted shares of the Company’s Common Stock and a warrant to purchase an additional 182,681 shares of the Company’s Common Stock and assumption of certain liabilities. These acquisitions resulted in a significant impact to many phases of the Company as discussed below.

PRODUCTS AND SERVICES:

The Company’s products and services were extended with the acquisitions of U.S. Convergion, Inc. and the assets of Pliant Technologies. These acquisitions are in concert with the Company’s previously announced plans to build a full service Customer Relationship Management (CRM) entity and to add capabilities as presented in its value loop (discussed below) by acquisitions or partnerships. CRM is a business strategy that enables any business to gain new customers, retain existing customers and maximize the most profitable customer relationships.

The Company has formed a suite of CRM solutions that include proprietary, patented software for data capture, cleansing, mining, integration, search, and intelligent document recognition. The Company is also a Microsoft development partner for MS CRM solutions. Market Central provides other CRM services, such as campaign management, and operates a 900-seat contact center to support the software line of business and provide outsourced contact center services to select clients as part of their overall CRM effort. Through its wholly-owned subsidiary, US Convergion, the Company offers in-house contact center design, sales, implementation and service for clients that seek an internal support function for their CRM program.

MARKET CENTRAL SOLUTIONS FOR BUSINESS

The Company has three basic lines of business: CRM Services consisting of CMR systems design, and outbound contact center services and CRM products consisting of the Company’s proprietary software and other CRM software such as campaign management, and CRM hardware related to building internal contact centers for clients.

CRM Data Services	Contact Center CRM Outsourced Solutions	Contact Center CRM Implementation Solutions	Other CRM Solutions
• Software solutions that automate the workflow management of all types of unstructured and structured data • Capture • Cleansing • Integration • Mining • Patented technology	• Customer Support • Tech Support • Customer acquisition • Up sell and cross sell programs • Loyalty programs • Web site monitoring and interactive services	• Hardware configuration sales and support • Software applications • Systems integration • Avaya Gold Partner	• MS CRM development partner and VAR • Campaign Management • Wireless CRM applications • Fax/email broadcasting • List brokerage

Outsourced contact services continue to be provided from the Company’s e-commerce support centers (ecom) subsidiary. The Company’s products and services were extended with the merger with ecom in February 2001. ecom is a fully web-enabled customer contact center. Companies large and small outsource their customer support and outbound telemarketing needs to ecom, which provides live agents operating from a 60,000 square foot facility for those services. Outsourcing customer support and telemarketing has become a popular option for many companies since the cost of building and maintaining a state-of-the-art contact center is high and an outsourcer, such as ecom, can spread those costs over many clients and maintain peak performance through specialization. Agents answer phones and chat on the Internet with client customers and provide a variety of services from order entry, problem solving, order tracking, technical support, and outbound sales or research. Agents have an array of communications capabilities; these include: live chat, voice and video over IP, dial-around, instant messaging and other on-line communications options in addition to traditional telephone support. The contact center has capacity for 900 representatives with flexibility to utilize workstations for inbound, outbound or web enabled service as needed. During the year ended August 31, 2003, the Company concentrated on increasing its outbound calling activities in order to meet greater market demand for these services.

The Company’s U.S. Convergion subsidiary designs and builds internal communications systems and contact centers for clients. It is a business partner, development partner, and/or reseller for Microsoft’s MS CRM software, Avaya’s range of products and utilizes other hardware and software products (as deemed appropriate to the business objectives) in its overall systems designs for its clients.

Market Central’s patented SourceWare® System (acquired with the assets of Pliant Technologies) is designed as a cost-reduction solution utilizing automation and flexibility for Enterprise Content Management (ECM) in a single, integrated software system. It is a new class of ECM software. SourceWare® delivers strategic data capture, search, information mining, and content management system across a wide range of document and data types, applications, and industries. SourceWare® is a modular architecture of three software systems (all built on the SourceWare® Server); Intelligent Document Recognition (IDR), Deductive Search Engine (DSE), Integrated Content Manager (ICM).

Intelligent Document Recognition (IDR)

Artificial Intelligence based data capture system that automatically reads unlimited data from any document, media, or digital file without having to manually create and maintain templates for each document type.

Deductive Search Engine (DSE)

Intent based search engine that search both unstructured and structured data without the need to manually define variations (e.g., spelling, synonyms, stems, language) or translate data in to a common format. DSE processes searches on standard Windows systems and can search tens of millions of records in milliseconds at a fraction of the cost of other systems. It reduces the organization’s technical resources to develop and maintain the databases and search applications.

Integrated Content Manager (ICM)

Manages and stores all types of documents and data in their neutral-form (as-is) with automatic data integration, projection distributed data management and terabyte scalability.

BUSINESS DEVELOPMENT AND STRATEGY

Market Central intends to continue to expand all of its business lines through organic growth and additional acquisitions and strategic partnerships. Its focus will continue to be in the Customer Relationship Management (CRM) marketplace. The Company believes its combining of software and services, including the essential integration of customer data for use in customer contact situations, creates a competitive advantage in pursing this strategy.

The above are the stated future goals of the Company. However, there can be no assurance that the Company will ever achieve its expressed goals.

STRATEGIC ALLIANCE

As noted above, the Company is extending its service offerings in the areas of data mining, campaign management and data warehousing. Towards this goal, it has established strategic partnerships with companies with particular expertise in these fields. As part of its vision, the Company strives to offer full CRM services that cover these areas of expertise.

Strategic partners include:

Service Offering	Partner

Campaign management	Yellow Brick Solutions, Inc.
Data Mining	Bridgetree
Data warehousing	Synera Systems S.L.
Fulfillment services	APL Logistics
Customer data integration viewing platform	Innova Solutions

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

SALES AND MARKETING

The Company markets and sells its products and services through its employees and through the cooperative efforts of its business partners. The Company employs an integrated marketing effort designed to establish market presence and generate potential clients in both horizontal CRM marketplace and in selected vertical markets. To date these efforts have generated the annual revenues for the Company. Current clients representing more than 5% of annual revenue are Gibralter Publishing representing 30% of revenue, APL Logistics, representing 13.85% of revenue and Time Warner Cable representing 9.2% of revenue. Other significant customers which represent less than 5% of annual revenue individually include: the Sage Group and Cox Communications, Earthlink, SurePay (a First Data company), Showtime Networks, and Talkingnets.

Lead generation and branding efforts are the responsibility of the Marketing Department. Sales Department personnel engage prospects and develop new business from existing clients. Both marketing and sales manage business partner relationships.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company’s competitors vary from market segment to market segment; however, there are several which pursue a similar, full serviced CRM approach including contact center services. These include: Harte-Hanks, Inc., Stream.com, Convergys Corporation, and Sykes Enterprises, Incorporated.

The Company is of the opinion that there are no significant competitors for its integrated software platform; however, competitors exist for the various component “modules” within the platform. These include:

Search Capabilities: The principal competitors are Inktomi, Google, Autonomy and Verity.

For paper to digital capture and retrieval, the principal competitors are: Captiva Software, SER, and MicroSystems

The Company’s consulting and reseller subsidiary, U.S. Convergion, Inc., provides clients with a complete range of custom designed Information Technology services, plus computer hardware and software solutions, implementation, maintenance services, creative leasing options, and end of life disposal options both in the US and abroad – all from a single point of contact. Convergion targets mid-tier to large organizations with regionally dispersed requirements. Most competitors compete for the Fortune 100 market, with less focus on the mid-tier market. Several of the competitors identified double as “strategic business partners” with Convergion. In terms of Convergion’s differentiation, each vendor category typically delivers a certain aspect of a customer’s requirement but does not satisfy the single point of contact end-to-end solution like Convergion. Key Competitors include:

Big Five/traditional consulting firms focus primarily on Fortune 500 customers and do not generally deliver turnkey hardware/software/service CRM solutions.

VoIP Competitors in order of relevance, within the VoIP arena include other Avaya Partners, Alcatel, 3Com Corporation, Lucent Technologies, Sphere Communications, Nortel Networks and Cisco Systems.

Avaya Business Partners provide and support selected products from the Avaya solution portfolio. Convergion is differentiated in its global delivery of the entire Avaya product portfolio as a Diamond Business Partner, and as the leading joint Avaya/Siebel partner.

Siebel Integrators compete against Convergion on a general basis. Currently the Company’s experience in the combined Avaya / Siebel solution portfolio differentiates it (over 150 call centers, with a global solution).

Internal Competition is the main force Convergion faces in the market. Clients have the option to integrate applications and hardware themselves, with no indirect costs for services. The greater the integration initiative, the more likely organizations will seek third party support. The solutions have become increasingly complex and the likelihood is lessening that organizations will have the needed skill sets to successfully accomplish the task themselves.

Principal competitive factors affecting the market for outsourced products and services include product reputation, quality, performance, price, professional service, multiple or backup facilities, and customer support. Features such as adaptability, scalability, ability to integrate with other products, functionality, and ease of use are key product differentiators.

EMPLOYEES

As of August 31, 2003, the Company employed 515 individuals, consisting of 5 executives, 103 professionals and sales representatives, office staff and 407 customer representatives. The Company believes that its relationship with its employees is satisfactory.

BUSINESS SEGMENTS

The Company currently operates in two business segments which are the outsource CRM solutions provider segment and in source systems design and implementation segment. It provides service to many industry segments including: retail, financial services, telecommunications and technology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 1650A Gum Branch Road, Jacksonville, NC 28540. The current facility in Jacksonville is leased through May 31, 2008, covers approximately 60,000 square feet at an approximate annual rental rate of $218,000. The Company, through its wholly-owned subsidiary U.S. Convergion, Inc. has leased space of approximately 4,600 square feet located in Memphis, TN. The term of the lease extends through July 31, 2005 at an approximate annual rental rate of $37,000.

The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

ITEM 3. LEGAL PROCEEDINGS

In November 2002, AmSouth Bank filed a complaint against UITSG, LLC (“UITSG”), an entity that entered into an Asset Purchase Agreement with U.S Convergion, in Sixth Circuit Court for Davidson County, Tennessee at Nashville. The complaint alleges a breach of contract. AmSouth Bank received a judgment against UITSG in the amount of $110,513. US Convergion has accounted the full amount as accrued liabilities prior to the merger with the Company in April 2003.

In February 2003, Trammell Crow Services, Inc. filed a complaint against UITSG, LLC (“UITSG”), an entity that entered into an Asset Purchase Agreement with U.S Convergion, in Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. The complaint alleges a breach of contract. Trammell Crow Services, Inc. received a judgment against UITSG in the amount of $105,917. US Convergion has accounted the full amount as accrued liabilities prior to the merger with the Company in April 2003.

In March 2003, Gerald Bastien filed a complaint against U.S. Conversion in the United States District Court for the District of Wisconsin. The complaint alleged that Bastien was fraudulently induced to leave his prior employment by U.S. Convergion and was terminated immediately upon leaving. In October 2003, Bastien and the Company entered into a settlement agreement whereby the Company agrees to pay Bastien $65,000 in cash and 85,000 shares of the Company’s common stock. The Company has included the cash and the value of the common shares to be paid in accrued liabilities as of August 31, 2003.

In May 2002, Ronald Lynn Weindruch filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. In April and May 2003, Weindruch received judgments against the Company in the amount of $150,721 plus interest, and attorney fees and costs of $38,384. Both the judgment for damages and attorney fees and costs are currently on appeal. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims.

In November 2001, Joseph Landis filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. The Company has filed a motion to dismiss for failure to prosecute. The Company believes it has meritorious defences to the Plaintiff’s claims and intend to vigorously defend itself against the Plaintiff’s claims.

In the ordinary course of business the Company has become subject to additional litigation and claims on various matters. These exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, the Company does not believe that such litigation and claims would have a material adverse effect on its financial condition.

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

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

(a) The Company’s Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “MKTE”, and in the National Quotation Bureau, Inc. “pink sheets” under Market Central, Inc.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period (1:10 reverse stock split was effective in February 4, 2003). Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

	Fiscal Year

	2003		2002

	High	Low	High	Low

First Quarter	$.32	$.04	$.58	$.06
Second Quarter	3.60	.17	.38	.20
Third Quarter	3.00	1.30	.38	.10
Fourth Quarter	3.30	1.30	.11	.07

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company’s shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of stockholders to sell their shares.

As of November 14, 2003, there were 326 holders of record of the Company’s Common Stock. This amount does not take into account those stockholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. In addition, the Company has a deficit stockholders’ equity, which would restrict payment of dividends. The Company currently intends to retain and invest future earnings to finance its operations.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY, as its transfer agent for the Common Stock.

(b) During the fiscal year ended August 31, 2003, the Company issued 11,598,034 shares of common stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Sections 3 (a) (9) and 4(2) thereof.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information:

This document includes forward-looking statements. All statements other than statements of historical fact included in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, the state of the economy, competition, unanticipated business opportunities, availability of financing, market acceptance, government regulation, dependence on key personnel, limited public market and liquidity, shares eligible for future sale, and other risks that may apply to the Company.

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

General

Market Central, Inc. is a full service Customer Relationship Management (CRM) provider. The Company has developed a next-generation suite of CRM solutions that include proprietary, patented software for data capture, cleansing, mining, integration, search, and intelligent document recognition. The Company is also a Microsoft development partner for MS CRM solutions. Market Central provides other CRM services, such as campaign management, and operates a 900-seat contact center to support the software line of business and provide outsourced contact center services to select clients as part of their overall CRM effort. Through its wholly-owned subsidiary, US Convergion, the Company offers in-house contact center design, sales, implementation and service for clients that seek an internal support function for their CRM program.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	revenue recognition

•	allowance for doubtful accounts

•	business combinations

•	goodwill and intangible asset impairment

•	legal contingencies

•	income taxes

•	stock-based compensation.

Revenue Recognition

In accordance with generally accepted accounting principles (“GAAP”) in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

We recognize revenues from contracts in which the Company provides only consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company. Payments received in advance are deferred until the service is provided.

We recognize revenues from equipment and implementation contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. This method is used because management considers total job cost to be the best available measure of progress on these contracts.

Contract costs include all direct equipment, material, and labor costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Business combinations

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Goodwill and intangible asset impairment

We adopted Statement of Financial Accounting Standards No. 142-Goodwill and Other Intangible Assets (SFAS 142) on April 1, 2001. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of the specified group of assets and expected undiscounted cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the asset exceeds the fair value as determined by discounted future cash flows.

In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company’s reporting structure, the Company anticipates that, in the future, it will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

Based on the impairment tests performed by management, there was no impairment of goodwill in fiscal 2003 . There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

Legal contingencies

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-KSB. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to each pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends SFAS No. 123 – Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RESULTS OF OPERATIONS

The following selected financial information has been derived from the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The following table sets forth the percentage relationships to revenues of principal items contained in the Company’s Consolidated Statements of Operations for the fiscal years ended August 31, 2003 and 2002. The percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Year	Fiscal Year
	Ended	Ended
	August 31,	August 31,
	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	67.2%	64.5%

Gross profit	32.8%	35.5%
Operating expenses	60.8%	52.8%
Operating loss	(28.0%)	(17.3%)
Other expenses, net	3.4%	7.5%
Net loss	(31.4%)	(24.8%)

Year Ended August 31, 2003 and 2002

Revenues

The Company’s revenues of $11,720,608 and $8,755,369 for the years ended August 31, 2003 and 2002, respectively reflect an increase of $2,965,239 or 33.8%. This increase is due almost exclusively to the acquisition of U.S. Convergion, Inc. in April 2003 (see “Acquisitions” below). Revenue from Convergion from the date of acquisition to August 31, 2003 totaled $2,875,077. Revenue from the Company’s ecom subsidiary has remained at essentially the same levels as the prior year in spite of reduction in the volume of the Gibralter contract from $4,495,652 in 2002 to $3,472,773 for the years ended August 31, 2002 and 2003, respectively. This decline in the Gibralter revenues is due to continued declines in their business operations since September 11, 2001. This loss of revenue was more than offset with the addition of other unrelated revenue sources.

Cost of revenues

Cost of revenues increased $2,231,855 or 39% from $5,647,667 in fiscal 2002 to $7,879,522 in fiscal 2003. This increase, like the increase in revenue, is attributable almost exclusively to the August 31, 2003 fiscal year containing the operations of U.S. Convergion, Inc from the date of acquisition in April 2003 through August 2003. The cost of sales for Convergion for this period was $2,204,678. The slight increase in cost of revenues, as a percentage of total revenue, from 64.5% to 67.2% from August 31, 2002 to August 31, 2003 was due primarily to slightly lower margins of the Convergion subsidiary than the Company’s ecom subsidiary and continuing pricing pressures on ecom’s call center revenue due to general economic pressures.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during the year ended August 31, 2003 and 2002, including depreciation and amortization were $7,124,116 and $4,624,991, respectively. This increase of $2,499,125 from 2002 to 2003 represents an increase from 52.8% to 60.8% in SG&A as a percentage of total revenues. The purchase of Convergion in April 2003 accounted for $2,286,216 or 90.1% of the increase in SG&A costs. The Company began making reductions in Convergion’s SG&A within 90 days of the acquisition date but the initial months after acquisition contained significantly higher SG&A as a percentage of total revenue than the Company generally operates with and these cuts continued through the August 2003 year end. Professional fees related to the acquisition of U.S. Convergion, Pliant Technologies and the February 2003 transaction with the Company’s new controlling shareholders resulted in an increase in these costs from $185,125 to $423,233 in fiscal 2002 and 2003, respectively. Compensation costs of $3,633,369 and $2,103,819 for the years ended August 31, 2003 and 2002, respectively comprise 51.0% and 45.5% of total SG&A. The fiscal year ended August 31, 2003 contains $1,783,092 of compensation costs for five months of operations of Convergion while the prior year does not have any such costs.

Occupancy costs account for $308,353 and $193,870 or 4.3% and 4.2% of SG&A for the years ended August 31, 2003 and 2002, respectively. This increase in occupancy costs is primarily related to the Convergion acquisition in April 2003 and a slight increase in the rental rate on the Company’s Jacksonville facility. Depreciation of equipment and amortization of goodwill and capitalized Software Costs accounted for $1,001,467 and $993,809 in the fiscal year ended August 31, 2003 and 2002, respectively.

Interest Expense

Interest expense of $396,260 and $654,517 during the years ended August 31, 2003 and 2002, respectively included $125,000 and $499,998, respectively of accrued interest related to the $5,000,000 in notes to Gibralter Publishing that were issued in conjunction with the Merger in February 2001. These notes were converted into Series D Preferred Shares in December 2002 and in March 2003 these were converted into Common Stock of the Company. The balance of interest expense during the year ended August 2003 related to the Company’s borrowings under its $1,000,000 loan with a bank secured in June 2003, borrowings under a revolving credit agreement with a bank relating to Convergion’s accounts receivable, certain other vendor notes relating to Convergion’s accounts payable and certain capital leases. Interest expense during the August 2002 period not related to the $5,000,000 in notes to Gibralter Publishing was primarily attributable to capital leases.

NET OPERATING LOSS

The Company has accumulated approximately $15,334,000 of net operating loss carryforwards as of August 31, 2003, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2024. The February 2003 transaction with the Company’s new controlling shareholders resulted in a change in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.

ACQUISITIONS

U.S. CONVERGION, INC.

On April 3, 2003, the Company acquired all of the issued and outstanding common shares of U.S. Convergion, Inc. (“Convergion”), through an Agreement and Plan of Exchange (“Agreement”). Pursuant to the Agreement, the Company acquired Convergion, in exchange for $671,899 consisting of 374,630 shares of the Company’s restricted common stock in a transaction accounted for using the purchase method of accounting.

The following summarizes the acquisition of Convergion:

Assets acquired	$2,588,152
Liabilities assumed	(5,817,256)
Goodwill	4,062,003
Acquisition costs	(161,000)

$671,899

The Company valued the common stock issued to the Convergion shareholders at $1.79 per share, which approximated the fair value of the Company’s common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company’s consolidated financial statements since the date of purchase.

PLIANT TECHNOLOGIES, INC.

In July 2003, the Company acquired certain assets from Pliant Technologies, Inc. (“Pliant”) in a transaction accounted for using the purchase method of accounting.

The following summarizes the asset purchase agreement with Pliant:

Assets acquired	$128,358
Liabilities assumed	(872,408)
Goodwill	745,050

Cash paid	$(1,000)

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company’s consolidated financial statements since the date of purchase.

Pursuant to a separate agreement between the Company and the holders of Pliant’s previously incurred debt assumed by the Company, the Company issued an aggregate of 228,351 shares of its restricted common stock and warrants to purchase an aggregate of 182,681 shares of its common stock in exchange for the discharge and cancellation of $830,150 of assumed liabilities. The remaining amount ($42,258) of the assumed debt remains outstanding and is secured by a lien on the purchased assets.

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the merger with Convergion had taken place on September 1, 2001. Convergion’s results for the year ended August 31, 2002 include the period from Convergion’s inception in November 2001 through August 2002; these have been consolidated with the Company’s results for the year ended August 31, 2002.

	For the Years Ended August 31,
	2003	2002
Revenues	$19,624,945	$20,522,928
Net loss attributable to common shareholders	$(6,275,950)	$(2,246,234)
Weighted average common shares outstanding:
Basic and diluted
Loss per share:	8,497,877	2,273,891
Basic and diluted	$(0.74)	$(0.99)

These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may be obtained in the future.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company generated positive cash flow during the year ended August 31, 2003, its cash resources on hand are insufficient for its long term needs. As a result, certain vendor payables, capital leases and other obligations are in arrears and in default. This situation was evident in the prior year, and together with the anticipated need for additional working capital for the Company to increase its marketing and revenue base, the Board of Directors took significant actions intended to stabilize the Company and enhance its operations going forward. The results of this Board action were the closing of an equity investment transaction in February 2003 that resulted in a change in control of the Company and provided it with relief from certain liabilities. The equity investors also have provided the Company with loans on an as needed discretionary basis and arranged for credit facilities with certain lending institutions. One such credit facility arranged by the new equity investors was a $1,000,000 loan from a bank that is secured by certain assets of the Company and guaranteed by the investors. This facility was funded in June 2003. Additionally, in November 2003, the equity investors helped the Company secure an asset-based loan facility secured by the Company’s accounts receivable. This facility has a $4,000,000 capacity, but at this time, the Company’s accounts receivable are not large enough to enable the Company to draws funds to the extent of this capacity. The Company has also secured a commitment for a $2,000,000 facility to finance purchase orders for equipment necessary to complete customer jobs. The Company anticipates that this facility will be operational by mid- December of 2003. The Company believes that with its current loan facilities in place plus at such time as the $2,000,000 purchase order financing facility is operational, the Company will have access to the capital necessary to generate positive cash flow from operations and significantly increase operating results during the next year. Notwithstanding this anticipated increase in operating results, the Company anticipates the need for additional equity or quasi-equity capital to provide the liquidity necessary for the Company to improve its ability to better manage and reduce its existing level of past due obligations.

Much of the Company’s current cash requirements arise from liabilities assumed in connection with the Company’s acquisition of U.S. Convergion, Inc in April, 2003. Additional cash requirements relate to the July 2003 acquisition of certain Pliant assets, as there is overhead associated with this business unit, but the products have not been aggressively marketed due to cash restraints, as a result, there are no significant revenues currently being generated to offset these overhead costs. Although it is not currently anticipated, the Board would consider selling the Pliant business unit if the timeline for significant revenue generation extends beyond 2004. Such a sale, which may be structured as a license, could generate significant cash that would be available to the Company for its other cash needs, which include typical operating items such as selling, general and administrative expenses, employee costs, funding of capital expenditures.

To further address the cash needs of the Company, the Company is actively investigating the feasibility of raising equity capital through a private placement of convertible preferred stock. The Company has had discussions with investment bankers regarding this transaction and if secured, this private placement is expected to provide up to $2,000,000 in additional operating capital during the calendar quarter ending March 31, 2004. The Company is also pursuing an equity investment from an institutional investor in the $3,000,000.00 range. Both this transaction and the private placement referenced above are independent events and the Company may pursue either or both of them. There are no assurances the Company will be successful in raising the funds required.

The Company’s two principal shareholders (who took control of the Company in the February 2003 transaction) have also consistently provided the Company with additional capital in the form of loans throughout the year, on a discretionary basis. Advances have been in response to a pressing need to meet a critical obligation of the Company. As of August 31, 2003, these shareholders had provided the Company with advances of $308,696. The Company expects that the need to rely on these loans will be greatly diminished if either or both of the capital raising activities is successful. Prior to fiscal 2003, the Company’s primary sources of cash have been from a private placement of the Company’s Series C Preferred Stock and sale of Subordinated Convertible Debentures that accounted for $1,361,095 of net proceeds in the fiscal year 2002.

In connection with the change in control of the Company in February 2003, the Company took the following steps to restructure its financial position:

•	In February 2003, the Company's Board of Directors effected a one for ten reverse stock split

•	In February 2003, the Company issued 8,880,739 of the Company's restricted common stock in exchange for $750,000 of previously incurred debt

•	In March 2003, the Company issued an aggregate of 2,089,339 shares of the Company's restricted common stock in exchange for all of the Company's outstanding shares of Series A, C and D preferred stock. In connection with the exchange the holders of the preferred stock agreed to relinquish all rights to unpaid accumulated dividends of $190,400.

For the year ended August 31, 2003, cash and cash equivalents increased from an overdraft of $38,856 at the beginning of the year to a balance of $226,372 at the end of the year.

Net cash provided by (used in) operating activities in the years ended August 31, 2003 and 2002, respectively was $55,047 and $(389,048) due to the net loss of $3,679,290 and $2,171,806. This was comprised of a net decrease in working capital items of approximately $1,975,369 and $631,914. The effect on cash from operating activities caused by these losses were offset by non-cash depreciation and amortization expenses of $1,001,467 and $993,809 during fiscal 2003 and 2002, respectively and payment of certain expenses with the issuance of the Company’s capital stock. The total of expenses paid with the issuance of capital stock and stock options and warrants was $407,501 and $157,035 during fiscal 2003 and 2002, respectively.

Net cash (used in) or provided by investing activities in fiscal 2003 and 2002 was $(496,311) and $(311,848), respectively. This use in 2003 was due to the purchase of certain fixed assets necessary to the operations of the business and fees related to the business acquisitions and in 2002 cash provided was attributable to a reduction in short-term investments as required by operating uses during the year.

Cash provided by financing activities in fiscal 2003 and 2002 was $779,217 and $542, 671 due primarily to borrowings in 2003 and the sale of Series C Preferred Shares in 2002.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements for Market Central, Inc. as of and for the fiscal years ended August 31, 2003 and 2002 are included herein in response to Item 7 of this Form 10-KSB.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

AUGUST 31, 2003 AND 2002

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

MARKET CENTRAL, INC.

(FORMERLY PALADYNE CORP.)

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	F-3
Consolidated Balance Sheets at August 31, 2003 and 2002	F-4
Consolidated Statements of Losses for the Years Ended August 31, 2003 and 2002	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the Two Years Ended August 31, 2003	F-6~F-7
Consolidated Statements of Cash Flows for the Years Ended August 31, 2003 and 2002	F-8~F-9
Notes to Consolidated Financial Statements	F-10~F-29

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Market Central, Inc.
Jacksonville, NC

We have audited the accompanying consolidated balance sheets of Market Central, Inc. (formerly Paladyne Corp.) and subsidiaries (the “Company”) as of August 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of August 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
October 31, 2003, except for Note N, which date is November 5, 2003

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003 AND 2002

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$337,953	$—
Accounts receivable, net of allowance for doubtful accounts of $84,897 and $350,000 at August 31, 2003 and 2002, respectively	1,905,316	279,883
Due from related parties, net (Note H)	362,673	548,320
Inventory (Note A)	9,678	—
Costs in excess of billings	50,446	—
Prepaid expenses and other assets	66,013	77,718

Total Current Assets	2,732,079	905,921
Property, Plant and Equipment: (Note C)
Furniture and Fixtures	1,010,228	369,028
Computers and Software	2,059,445	1,943,193
Leasehold Improvement	1,227,905	1,212,812

	4,297,578	3,525,033
Less: Accumulated Depreciation	2,778,725	1,777,258

Net property, plant and equipment	1,518,853	1,747,775
Other Assets:
Deposits	77,442	—
Patents and trademarks (Note B)	97,319	—
Other assets	425	425
Goodwill (Note B)	4,807,053	—

Total other assets	4,982,239	425
	$9,233,171	$2,654,121

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash Disbursed in Excess of Available Funds	$111,581	$38,856
Accounts Payable and Accrued Liabilities	7,187,146	2,458,591
Accrued Liabilities in connection with Merger	335,136	—
Deferred Revenue (Note A)	432,448	—
Note Payable to Related Parties (Note D and H)	428,696	—
Notes Payable, Current Portion (Note D)	2,097,761	5,350,000
Accrued Preferred Stock Dividend (Note F)	—	190,400
Current Portion of Capital Lease Obligation (Note L)	691,606	749,809

Total Current Liabilities	11,284,374	8,787,656
Notes Payable, Long-term Portion (Note D)	288,816	—
Capital Lease Obligation — Long-term Portion (Note L)	113,439	166,926
Commitments and Contingencies (Note L)	—	—
Deficiency in Stockholders’ Equity:
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; Series A — none and 137,143 shares issued and outstanding at August 31, 2003 and 2002, respectively (Note F)	—	137
Series C — none and 1,000,101 shares issued at August 31, 2003 and 2002, respectively. (Note F)	—	1,000
Series D — none issued at August 31, 2003 and 2002 (Note F)	—	—
Common Stock, par value $.001 per share; 75,000,000 shares authorized; 13,268,969 and 1,670,935 shares issued and outstanding at August 31, 2003 and 2002, respectively. (Note F)	13,269	1,671
Additional Paid-In-Capital	21,876,847	14,361,015
Accumulated Deficit	(24,343,574)	(20,664,284)

Total deficiency in stockholders’ equity	(2,453,458)	(6,300,461)

Total Liabilities and Deficiency in Stockholders’ Equity	$9,233,171	$2,654,121

See accompanying notes to consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002

	2003	2002

Revenues	$11,720,608	$8,755,369
Cost of Sales	7,879,522	5,647,667

Gross Profit	3,841,086	3,107,702
Operating Expenses:
Selling, General and Administrative	6,122,649	3,631,182
Depreciation	1,001,467	993,809

Total Operating Expenses	7,124,116	4,624,991
Loss from Operations	(3,283,030)	(1,517,289)
Other Income (Expenses)	—	—
Interest Income (Expenses)	(396,260)	(654,517)
Income (Taxes) Benefit	—	—

Net Loss	$(3,679,290)	$(2,171,806)

Cumulative Convertible Preferred Stock Dividend Requirements	—	(40,800)

Net Loss Attributable to Common Shareholders	$(3,679,290)	$(2,212,606)

Loss Per Common Share (Basic and Assuming Dilution)(Note J)	$(0.45)	$(1.32)

Weighted Average Shares Outstanding (Basic and Diluted)	8,090,736	1,670,935

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED AUGUST 31, 2003

Common Stock

	Common	Stock
	Shares	Amount

Balance at August 31, 2001	1,670,935	$1,671

Issuance of Series C Preferred Stock in connection with a private placement, net of offering costs	—	—
Conversion of Convertible Debenture Notes to shares of Series C Preferred Stock	—	—
Issuance of Series C Preferred Stock for settlement of lawsuit	—	—
Series A preferred dividend accrual	—	—
Net loss	—	—

Balance at August 31, 2002	1,670,935	$1,671

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred Stock

	Series A	Series A	Series B	Series B	Series C	Series C	Series D	Series D
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value

Balance at August 31, 2001	137,143	$137	—	$—	—	$—	—	$—

Issuance of Series C Preferred Stock in connection with a private placement, net of offering costs	—	—	—	—	905,880	906	—	—
Conversion of Convertible Debenture Notes to shares of Series C Preferred Stock	—	—	—	—	79,221	79	—	—
Issuance of Series C Preferred Stock for settlement of lawsuit	—	—	—	—	15,000	15	—	—
Series A preferred dividend accrual	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at August 31, 2002	137,143	$137	—	$—	1,000,101	$1,000	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-In-	Accumulated
	Capital	Deficit	Total

Balance at August 31, 2001	$12,884,685	$(18,492,478)	$(5,605,985)

Issuance of Series C Preferred Stock in connection with a private placement, net of offering costs	1,360,189	—	1,361,095
Conversion of Convertible Debenture Notes to shares of Series C Preferred Stock	131,956	—	132,035
Issuance of Series C Preferred Stock for settlement of lawsuit	24,985	—	25,000
Series A preferred dividend accrual	(40,800)	—	(40,800)
Net loss	—	(2,171,806)	(2,171,806)

Balance at August 31, 2002	$14,361,015	$(20,664,284)	$(6,300,461)

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE TWO YEARS ENDED AUGUST 31, 2003

	Common Stock

	Common	Stock
	Shares	Amount

Balance forward	1,670,935	$1,671
Issuance of Series D Preferred Stock in exchange for notes payable	—	—
Issuance of Common Stock in exchange for previously incurred debt	8,880,739	8,881
Conversion of Series D Preferred Stock to Common Stock	1,000,000	1,000
Conversion of Series C Preferred Stock to Common Stock	1,080,101	1,080
Conversion of Series A Preferred Stock to Common Stock	9,238	9
Reversal of Series A Preferred Stock dividend accrual	—	—
Issuance of Common Stock in exchange for services rendered	25,000	25
Issuance of Common Stock in connection with acquisition of U.S Convergion, Inc.	374,630	375
Fractional shares	(25)	—
Issuance of Common Stock in connection with acquisition of Pliant Technologies, Inc.	228,351	228
Stock options and warrants issued to consultants in exchange for services rendered (Note G)	—	—
Net loss	—	—

Balance at August 31, 2003	13,268,969	$13,269

[Additional columns below]

[Continued from above table, first column(s) repeated]

Preferred Stock

	Series A	Series A	Series B	Series B	Series C	Series C	Series D	Series D
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value

Balance forward	137,143	$137	—	$—	1,000,101	$1,000	—	$—
Issuance of Series D Preferred Stock in exchange for notes payable	—	—	—	—	—	—	1,000,000	1,000
Issuance of Common Stock in exchange for previously incurred debt	—	—	—	—	—	—	—	—
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	—	—	(1,000,000)	(1,000)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	(1,000,101)	(1,000)	—	—
Conversion of Series A Preferred Stock to Common Stock	(137,143)	(137)	—	—	—	—	—	—
Reversal of Series A Preferred Stock dividend accrual	—	—	—	—	—	—	—	—
Issuance of Common Stock in exchange for services rendered	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with acquisition of U.S Convergion, Inc.	—	—	—	—	—	—	—	—
Fractional shares	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with acquisition of Pliant Technologies, Inc.	—	—	—	—	—	—	—	—
Stock options and warrants issued to consultants in exchange for services rendered (Note G)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at August 31, 2003	—	$—	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-In-	Accumulated
	Capital	Deficit	Total

Balance forward	$14,361,015	$(20,664,284)	$(6,300,461)
Issuance of Series D Preferred Stock in exchange for notes payable	4,999,000	—	5,000,000
Issuance of Common Stock in exchange for previously incurred debt	741,119	—	750,000
Conversion of Series D Preferred Stock to Common Stock	—	—	—
Conversion of Series C Preferred Stock to Common Stock	(80)	—	—
Conversion of Series A Preferred Stock to Common Stock	128	—	—
Reversal of Series A Preferred Stock dividend accrual	190,400	—	190,400
Issuance of Common Stock in exchange for services rendered	44,975	—	45,000
Issuance of Common Stock in connection with acquisition of U.S Convergion, Inc.	671,524	—	671,899
Fractional shares	—	—	—
Issuance of Common Stock in connection with acquisition of Pliant Technologies, Inc.	829,922	—	830,150
Stock options and warrants issued to consultants in exchange for services rendered (Note G)	38,844	—	38,844
Net loss	—	(3,679,290)	(3,679,290)

Balance at August 31, 2003	$21,876,847	$(24,343,574)	$(2,453,458)

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002

	2003	2002

Cash flows from operating activities:
Net loss from operations	$(3,679,290)	$(2,171,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,001,467	993,809
Preferred stock issued in exchange for convertible debenture notes	—	132,035
Preferred stock issued in exchange for lawsuit settlement	—	25,000
Common stock issued in exchange for services rendered	45,000	—
Stock options and warrants issued in exchange for services rendered	38,844	—
Write off of accounts receivable	350,000	—
Common stock issued in exchange for expenses paid by shareholders	323,657	—
(Increase) decrease in:
Accounts receivable	80,638	586,270
Other assets	334,672	36,242
Increase (decrease) in:
Cash disbursed in excess of available funds	72,725	—
Accounts payable and accrued expenses	2,053,941	37,662
Other liabilities	(566,607)	(28,260)

Net cash provided by (used in) operating activities	55,047	(389,048)
Cash flows from investing activities:
Cash paid in connection with Acquisition of Pliant Assets	(1,000)	—
Acquisition costs paid in connection with Purchase Agreement with US Convergion	(161,000)	—
Capital expenditures, net	(334,311)	(311,848)

Net cash (used in) investing activities	(496,311)	(311,848)
Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	—	1,361,095
Proceeds from (repayments of) notes payable, net	779,217	(818,424)

Net cash provided by financing activities	779,217	542,671
Net increase (decrease) in cash and cash equivalents	337,953	(158,225)
Cash and cash equivalents at beginning of year	—	158,225

Cash and cash equivalents at end of year	$337,953	$—

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002
(continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$188,329	$654,517
Common stock issued in exchange for notes payable	426,343	—
Common stock issued in exchange for expenses paid by shareholders	323,657	—
Common stock issued in exchange for services rendered	45,000	—
Stock options and warrants issued in exchange for services rendered	38,844	—
Accrued preferred stock dividend	—	40,800
Preferred stock issued in exchange for notes payable	5,000,000	—
Acquisition of U.S. Convergion:
Assets acquired	2,588,152	—
Liabilities assumed	(5,817,256)	—
Issuance of common stock	(671,899)	—
Goodwill	4,062,003	—
Cost of acquisition paid in cash	161,000
Purchase agreement with Pliant:
Assets acquired	128,358	—
Liabilities assumed	(872,408)	—
Goodwill	745,050	—
Cash paid	(1,000)	—
Common stock issued in exchange for assumed liabilities in connection with Pliant Asset Acquisition	$830,150	$—

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and Convergion. The Company’s acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein include the results of operations of Convergion from April 3, 2003. All significant inter-company transactions and balances have been eliminated on consolidation.

Change in Control of Company

As shown in the accompanying financial statements, the Company incurred a net loss of $3,679,290 and $2,171,806 during the year ended August 31, 2003 and 2002, respectively. The Company’s current liabilities exceeded its current assets by $8,552,295 as of August 31, 2003.

In February 2003, the Company’s control changed and the Company’s new management took the following steps to restructure its financial position and improve its liquidity:

•	The Company’s new controlling shareholders advanced the Company $308,696 through August 31, 2003 (see Note D) and an additional $753,781 subsequent to the date of the financial statements for working capital purposes.

•	The Company issued 8,880,739 of the Company’s restricted common stock in exchange for $750,000 of previously incurred debt (See Note F).

•	The Company issued an aggregate of 2,089,339 shares of the Company’s restricted common stock in exchange for all of the Company’s outstanding shares of Series A, C and D preferred stock. In connection with the exchange the holders of the preferred stock agreed to relinquish all rights to unpaid accumulated dividends of $190,400 (see Note F).

Revenue Recognition

The Company recognizes revenues from contracts in which the Company provides only consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company. Payments received in advance are deferred until the service is provided.

Revenues from equipment and implementation contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. This method is used because management considers total job cost to be the best available measure of progress on these contracts.

Contract costs include all direct equipment, material, and labor costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

The asset, “costs in excess of billings ,” represents revenues recognized in excess of amounts billed. The liability, “deferred revenue” represents billings in excess of revenues recognized. Deferred revenues as of August 31, 2003 and 2002 are $432,448 and $0, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the year ended August 31, 2003. Advertising costs incurred during the year ended August 31, 2002 were $254.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended August 31, 2003 and 2002.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 27 to 60 months using the straight-line method.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of Internet applications, routers and related products available for sale to distributors and retailers. Components of inventories as of August 31, 2003 and 2002 are as follows:

	2003	2002

Finished Goods	$9,678	$—

Capitalized Computer Hardware and Software

The Company records the purchase of computer hardware at historical cost and amortizes this cost over a period of three to five years. The Company has adopted SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years.

In addition, the company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $84,897 and $350,000 at August 31, 2003 and 2002, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

	2003	2002

Net loss – as reported	$(3,679,290)	$(2,171,806)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	—	—
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(184,045)	(1,026)

Net loss – Pro Forma	$(3,863,335)	$(2,172,832)
Net loss attributable to common stockholders – Pro forma	$(3,863,335)	$(2,213,632)
Basic (and assuming dilution) loss per share – as reported	$(0.45)	$(1.32)
Basic (and assuming dilution) loss per share – Pro forma	$(0.48)	$(1.32)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $3,679,290 and $2,171,806 during the year ended August 31, 2003 and 2002, respectively. The Company’s current liabilities exceeded its current assets by $8,552,295 as of August 31, 2003.

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Effective for fiscal years beginning after December 15, 2001, SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2003. Based on the impairment tests performed by management, there was no impairment of goodwill in fiscal 2003 . There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segments.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). During the year ended August 31, 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

New Accounting Pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

NOTE B – BUSINESS COMBINATIONS

U.S. Convergion, Inc.

On April 3, 2003, the Company acquired all of the issued and outstanding common shares of U.S. Convergion, Inc. (“Convergion”), through an Agreement and Plan of Exchange (“Agreement”). Pursuant to the Agreement, the Company acquired Convergion, in exchange for $671,899 consisting of 374,630 shares of the Company’s restricted common stock in a transaction accounted for using the purchase method of accounting (see Note F).

The following summarizes the acquisition of Convergion:

Assets acquired	$2,588,152
Liabilities assumed	(5,817,256)
Goodwill	4,062,003
Acquisition costs	(161,000)

$671,899

The Company valued the common stock issued to the Convergion shareholders at $1.79 per share, which approximated the fair value of the Company’s common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company’s consolidated financial statements since the date of purchase.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE B — BUSINESS COMBINATIONS (Continued)

Pliant Technologies, Inc.

In July 2003, the Company acquired certain assets from Pliant Technologies, Inc. (“Pliant”) in a transaction accounted for using the purchase method of accounting.

The following summarizes the asset purchase agreement with Pliant:

Assets acquired	$128,358
Liabilities assumed	(872,408)
Goodwill	745,050

Cash paid	$(1,000)

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

Pursuant to a separate agreement between the Company and the holders of Pliant's previously incurred debt assumed by the Company, the Company issued an aggregate of 228,351 shares of its restricted common stock (Note F) and warrants to purchase an aggregate of 182,681 shares of its common stock in exchange for the discharge and cancellation of $830,150 of assumed liabilities. The remaining amount ($42,258) of the assumed debt remains outstanding and is secured by a lien on the purchased assets.

The unaudited pro-forma combined historical results, as if Convergion and Pliant had been acquired at the beginning of fiscal 2002 and 2003, respectively, are estimated to be:

	2003	2002

Net sales	$19,624,945	$20,522,928
Net income (loss)	$(6,275,950)	$(2,246,234)
Loss per share (assuming dilution)	$(0.74)	$(0.99)

The unaudited proforma information has been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made at such a date , nor is it necessarily indicative of future operating results

NOTE C — PROPERTY AND EQUIPMENT

Major classes of property and equipment at August 31, 2003 and 2002 consist of the following:

	2003	2002

Leasehold Improvements	$1,227,905	$1,212,812
Furniture and Fixtures	1,010,228	369,028
Computer Equipment and Software	2,059,445	1,943,193

	4,297,578	3,525,033
Less: Accumulated Depreciation	(2,778,725)	(1,777,258)

Net Property and Equipment	$1,518,853	$1,747,775

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE D – NOTES PAYABLE

Notes Payable at August 31, 2003 and 2002 are as follows:

	2003	2002

Note payable to a related party in quarterly installments of $377,000, including interest at 10% per annum, secured by property and equipment This note was converted to equity in December 2002 (See Note F).	$—	$3,500,000
Note payable to a related party in two installments of $750,000, plus interest at 10% per annum, secured by property and equipment. The first installment is due after completion of a $3,000,000 equity or convertible debt offering by the Company and the remaining installment payment due the later of six months after the first installment payment is made and after three consecutive months of positive cash flow from operations (as defined). This note was converted to equity in December 2002 (See Note F).	—	1,500,000
Note payable to Bank in monthly installments of interest only at the Bank’s prime lending rate plus 1%, secured by accounts receivable.	—	350,000
Note payable in monthly installments of $33,333 including interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held by a major stockholder and personal guarantees by two stockholders.	628,045	—
Note payable in monthly installments of $1,919 including interest at 7.34% per annum; unsecured; maturity date is in May 2005.	40,787	—
Note payable in monthly installments of $2,813 including interest at 6% per annum; unsecured; maturity date is in February 2005.	48,298	—
Note payable in monthly installments of $10,000, including interest at 4.15% per annum; unsecured; maturity date is in April 2003; the Company is currently in default under the terms of the note agreement.	238,481	—
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate; maturity date is February 9, 2004; collateralized by Company furniture and equipment.	1,000,000	—
Note payable on demand to a related party, interest payable at 6% per annum on repayment date; unsecured (Note H).	275,954	—
Note payable on demand to a related party, interest payable at 6% per annum on repayment date; unsecured (Note H).	32,742	—
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date is in May 2004; the Company shall repay the note with Company common stock. (Note H)	120,000	—
Notes Payable to Bank in monthly payments; interest rate is at bank’s prime lending rate plus 4.5%, maturity date is in 2004 secured by Company accounts receivable.	389,833	—
Note payable; liabilities assumed pursuant to Assets Purchase Agreement with Pliant (see Note B); interest payable at 12% per annum, interest due and principal due in March 2004; unsecured.	41,133	—

	2,815,273	5,350,000
Less: current portion	(2,526,457)	(5,350,000)

	$288,816	$—

     Aggregate maturities of notes payable as of August 31, 2003 are as follows:

Year	Amount

2004	$2,526,457
2005	288,816

Total	$2,815,273

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE E – ACCOUNTS PAYABLE AND ACCURED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2003 and 2002 are as follows:

	2003	2002

Accounts payable	$5,657,953	$1,864,034
Accrued interest	24,500	1,535
Accrued payroll, payroll expenses and taxes	1,053,263	593,022
Other accrued expenses in connection with litigation (Note L)	451,430	—

Total	$7,187,146	$2,458,591

NOTE F – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $0.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In July 2001, the Board of Directors designated 1,800,000 shares as 8% Cumulative Convertible Series C Preferred Stock and 1,050,000 shares as 8% Cumulative Convertible Series D Preferred Stock. In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of August 31, 2003, the Company has 13,268,969 shares of common stock issued and outstanding.

In September 2001, the Board of Directors authorized a private placement of up to 600,000 units priced at $5.00 per unit, with one unit consisting of three shares of Series C 8% Cumulative Convertible Preferred Stock. Each share is convertible into ten shares of the Company’s Common Stock at $.001 par value per share. Net proceeds from this private placement were $1,361,095, net of offering expenses. In February 2002, three convertible debenture note holders converted their note principal with accrued and unpaid interest in the total of $132,035 into 79,221 shares of Series C Preferred Stock. Additionally, the Company issued 15,000 shares, or $25,000, of Series C Preferred Stock to settle a lawsuit. This resulted in the issuance of an aggregate of 1,000,101 shares of Series C Preferred Stock.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE F – CAPITAL STOCK (Continued)

On December 10, 2002, the Company issued 1,000,000 shares of Series D preferred stock to Gibralter Publishing, Inc. in exchange for the cancellation of notes payable (Note D) of $3,500,000 and $1,500,000 and any accrued and unpaid interest thereon.

In February 2003, the Company issued an aggregate of 8,880,739 shares of common stock in exchange for $750,000 of previously incurred debt.

In March 2003, the Company issued 1,000,000 shares of common stock in exchange for all of the outstanding shares of Series D Preferred Stock, 1,080,101 shares of common stock for all of the outstanding shares of Series C Preferred Stock and 9,238 shares of common stock for all of the outstanding shares of Series A Preferred Stock. Pursuant to the conversion agreements with the holders of Series A Preferred Stock, stockholders relinquished all rights to accumulated dividends. The Company accounted all accumulated and unpaid dividends of $190,400 as additional paid-in capital.

In March 2003, the Company issued 25,000 shares of common stock to a consultant in exchange for services valued at $1.80 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $45,000 were charged to income during the year ended August 31, 2003. In April 2003, the Company issued an aggregate of 374,630 shares of restricted common stock in connection with the acquisition of U.S Convergion. (Note B). In July 2003, the Company issued an aggregate of 228,351 shares of restricted common stock in exchange for the assumed liabilities of $830,150 as part of the acquisition of certain assets of Pliant Technologies. (Note B).

NOTE G — STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at August 31, 2003, after giving effect to 1:10 reverse split in common stock in February 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$2.00 - $2.98	201,000	3.25	$2.45	72,333	$2.45
$7.00 - $9.50	25,000	1.35	$8.08	25,000	$8.08
$10.25 - $11.40	68,335	1.42	$10.26	68,335	$10.26
$15.60 - $25.00	7,875	0.33	$23.21	7,875	$23.21

	302,210	1.86	$5.22	173,543	$7.28

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE G — STOCK OPTIONS AND WARRANTS (Continued)

Options (Continued)

Transactions involving the Company’s options issuance are summarized as follows:

	Number	Weighted Average
	of shares	Exercise Price

Outstanding at August 31, 2001	210,693	$10.60
Granted	16,000	.10
Exercised	—	—
Cancelled	(18,950)	24.80

Outstanding at August 31, 2002	207,743	9.00

Granted	185,000	2.30
Exercised	—	—
Cancelled	(90,533)	3.66

Outstanding at August 31, 2003	302,210	$5.22

The weighted-average fair value of stock options granted to shareholders during the years ended August 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2003	2002

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.28%	1.95%
Expected stock price volatility	38%	23%
Expected dividend payout	—	—
Expected option life-years (a)	3.0 to 4.0	3.0 to 5.0

(a)The expected option life is based on contractual expiration dates.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at August 31, 2003 after giving effect to 1:10 reverse split in common stock in February 2003.

	Warrants Outstanding			Warrants Exercisable

		Weighted Average	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Exercise Prices:	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$2.20 - $7.81	3,905,892	4.15	$2.79	3,905,892	$2.79
$10.00 - $11.88	170,083	1.59	$11.26	170,083	$11.26
$12.81 - $17.50	21,350	2.22	$15.13	21,350	$15.13
$3.00 - $3.38	37,851	.75	$28.14	37,851	$28.14

	4,135,176	4.01	$3.43	4,135,176	$3.43

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE G — STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving the Company’s warrants issuance are summarized as follows:

	Number	Weighted Average
	of shares	Exercise Price

Outstanding at August 31, 2001	868,056	$25.60
Granted	—	0.00
Exercised	—	0.00
Cancelled	(265,622)	12.50

Outstanding at August 31, 2002	602,434	$17.00

Granted	3,891,014	2.83
Exercised	—	—
Cancelled	(358,272)	7.94

Outstanding at August 31, 2003	4,135,176	$3.43

The weighted-average fair value of stock warrants granted to shareholders during the years ended August 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2003	2002

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.28%	1.95%
Expected stock price volatility	38%	23%
Expected dividend payout	—	—
Expected warrant life-years (a)	3.0 to 4.0	2.0 to 5.0

(a)The expected warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $3,863,335 and $(0.48) in 2003 and $2,213,632 and $(1.32) in 2002, respectively. The estimated value of the options granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the stock options and warrants was $38,844 and $0 during the year ended August 31, 2003 and 2002, respectively.

NOTE H — RELATED PARTY TRANSACTIONS

During the years ended August 31, 2003 and 2002, the Company recognized $3,472,773 and $4,495,653 of sales in connection with services provided Gibraltar Publishing, Inc., (“Gibraltar”) representing 30% and 51% of the Company’s sales for the years ended August 31, 2003 and 2002, respectively. Gibraltar was indebted to the Company for services in the amount of $168,607 (net of allowance for doubtful account of $60,000) and $548,320 at August 31, 2003 and 2002, respectively. An individual that is an officer, director and significant shareholder of the Company owns Gibraltar. During the year ended August 31, 2003, the Company paid certain general and administrative expenses on behalf of Gibraltar, the amount Gibraltar owes the Company is $101,376 at August 31, 2003.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE H — RELATED PARTY TRANSACTIONS (Continued)

The Company also provides services to J&C Nationwide, Inc. and Cheapseats, Inc., companies owned by a director and significant shareholder of the Company. The Company recognized $121,895 of sales in connection with services provided J&C Nationwide, Inc. and Cheapseats, Inc., representing 1% of the Company’s sales for the years ended August 31, 2003. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the amount of $91,460 at August 31, 2003.

As of August 31, 2002 the company was indebted to Gibraltar Publishing to the extent of approximately $5,000,000. In December 2002, the Company issued 1,000,000 shares of Series D Preferred Stock to Gibraltar Publishing in exchange for such debt. The Series D Preferred Stock was converted into 1,000,000 shares of the Company’s common stock in February 2003 as final settlement for the $5,000,000 notes payable to Gibraltar Publishing (Note F). Accrued interest on the notes of $920,652 was applied to the balance that Gibraltar Publishing owed the Company for services.

During the year ended August 31, 2003, two of the Company’s principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of August 31, 2003, the amount due to the shareholders is $308,696 (Note D). Additionally, a principal shareholder of the Company advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of August 31, 2003, the amount due to the shareholder is $120,000. The Company has agreed to repay the note with the Company’s restricted common stock at the rate of 100,000 shares per $120,000 of advances (Note D).

During the year ended August 31, 2003, the Company advanced a principal shareholder in the amount of $1,230. No formal repayment terms and arrangements exist.

NOTE I — MAJOR CUSTOMERS AND VENDORS

Revenue from three (3) major customers including related parties, approximated $5,668,000 or 48% of sales and $3,921,000 or 45% of sales for the years ended August 31, 2003 and 2002, respectively.

NOTE J — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2003	2002

Net loss available for common shareholders	$(3,679,290)	$(2,212,606)

Basic and fully diluted loss per share	$(0.45)	$(1.32)

Weighted average common shares outstanding	8,090,736	1,670,935

Net loss per share is based upon the weighted average of shares of common stock outstanding. In February, 2003, a one (1) for ten (10) reverse stock split of the Company’s common stock was effected (See Note F). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE K — INCOME TAXES

The Company has adopted Financial Accounting Standard Number 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $15,334,000, which expire through 2024. The deferred tax asset related to the carryforward is approximately $5,267,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Due to significant changes in the Company's ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of August 31, 2003 are as follows:

Non-current:
Net operating loss carryforward	$5,267,000
Valuation allowance	(5,267,000)

Net deferred tax asset	$—

NOTE L — COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating leases in Memphis, Tennessee for its corporate use. Commitments for minimum rentals under non-cancelable leases at August 31, 2003 are monthly payments of $3,067 through May 2005.

The Company also leases office space under operating leases in Emeryville, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at August 31, 2003 are monthly payments of $5,389 through December 2003 and $5,550 through December 2004.

The Company leases office space under operating leases in North Carolina for its corporate use. The lease is non-cancelable with a five-year term through May 31, 2008 and rental payments are $15,000 per month, adjusted annually.

The Company incurred and charged to operations $308,353 and $193,870 in rental expense for the years ended August 31, 2003 and 2002, respectively.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE L — COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Commitments (Continued)

Commitments for minimum rentals under non-cancelable leases at August 31, 2003 are as follows:

Year	Amount

2004	$282,760
2005	229,803
2006	195,000
2007	195,000
2008	210,000

Total	$1,112,563

Capital Lease Obligations

Computer equipment and software includes the following amounts for capitalized leases at August 31, 2003 and 2002:

	2003	2002

Computer equipment and software	$1,419,496	$1,187,011
Less: accumulated depreciation and amortization	(1,207,120)	(721,678)

	$212,376	$465,333

Future minimum lease payments required under the capital leases are as follows:

2004	$760,583
2005	49,475
2006	54,388
2007	9,576
2008 and after	—

$874,022
Less: amount representing interest	(68,977)

805,045
Less: current portion	(691,606)

Long-term portion	$113,439

The Company had computer equipment and software purchased under non-cancelable leases with an original cost of $1,855,238 as of August 31, 2003 and 2002. Depreciation expense of $1,207,120 and $721,678 has been charged to operations through August 31, 2003 and 2002, respectively. The Company is currently in default under the terms of the capital lease agreements in a total amount of $628,552.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE L — COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements and Consulting Agreements

The Company has an employment agreement with its President which began in February 2003, it has a two year term and provides for a $150,000 annual salary and incentive compensation up to 10% of the Company’s operating earnings, adjusted for interest, taxes, depreciation and amortization

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

In November 2002, AmSouth Bank filed a complaint against UITSG, LLC (“UITSG”), an entity that entered into an Asset Purchase Agreement with U.S Convergion, in Sixth Circuit Court for Davidson County, Tennessee at Nashville. The complaint alleges a breach of contract. AmSouth Bank received a judgment against UITSG in the amount of $110,513. US Convergion has accounted the full amount as accrued liabilities prior to the merger with the Company in April 2003. However, the Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the plaintiff’s claims.

In February 2003, Trammell Crow Services, Inc. filed a complaint against UITSG, LLC (“UITSG”), an entity that entered into an Asset Purchase Agreement with U.S Convergion, in Chancery Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. The complaint alleges a breach of contract. Trammell Crow Services, Inc. received a judgment against UITSG in the amount of $105,917. US Convergion has accounted the full amount as accrued liabilities prior to the merger with the Company in April 2003. However, the Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the plaintiff’s claims.

In March 2003, Gerald Bastien filed a complaint against U.S. Conversion in the United States District Court for the District of Wisconsin. The complaint alleged that Bastien was fraudulently induced to leave his prior employment by U.S. Convergion and was terminated immediately upon leaving. In October 2003, Bastien and the Company entered into a settlement agreement whereby the Company agrees to pay Bastien $65,000 in cash and 85,000 shares of the Company’s common stock. The Company has included the cash and the value of the common shares to be paid in accrued liabilities as of August 31, 2003.

In May 2002, Ronald Lynn Weindruch filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. In April and May 2003, Weindruch received judgments against the Company in the amount of $150,721 plus interest, and attorney fees and costs of $38,384. Both the judgment for damages and attorney fees and costs are currently on appeal. The Company believes it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the plaintiff’s claims.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE L — COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

In November 2001, Joseph Landis filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. The Company believes it has meritorious defenses to the Plaintiff’s claims and intends to vigorously defend itself against the Plaintiff claims.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE M — SEGMENT INFORMATION

The Company’s two reportable segments are managed separately based on fundamental differences in their operations. During 2003 , the Company operated in the following two reportable segments:

•	Outsourced contact center solutions and Customer Relationship Management (CRM) services to customers primarily in the United States of America.

•	Systems design, integration, sales and service of internal contact centers and reselling MicroSoft’s MS CRM solution primarily in the United States of America.

During 2002, the Company’s sole reportable business segment was the outsourced contact center solutions and CRM services

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE M — SEGMENT INFORMATION (continued)

The following table summarizes segment asset and operating balances by reportable segment.

	2003	2002

Net Sales to External Customers:
Outsourced contact center services	$8,845,531	$8,755,369
Systems design and integration	2,875,077	—
Corporate	—	—

Total Sales to External Customers	$11,720,608	$8,755,369

Depreciation and Amortization:
Outsourced contact center services	$967,587	$993,809
Systems design and integration	33,886	—
Corporate	—	—

Total Depreciation and Amortization	$1,001,467	$993,809

General and Administrative Expense:
Outsourced contact center services	$2,819,516	$2,749,830
Systems design and integration	2,252,330	—
Corporate	1,050,803	881,352

Total General and Administrative Expense	$6,122,649	$3,631,182

Capital Expenditures:
Outsourced contact center services	$334,311	$311,848
Systems design and integration	—	—
Corporate	—	—

Total Capital Expenditures	$334,311	$311,848

Operating (losses):
Outsourced contact center services	$(609,091)	$(635,937)
Systems design and integration	(1,615,817)	—
Corporate	(1,058,122)	(881,352)

Total Segment Operating Losses	$(3,283,030)	$(1,517,289)

Segment Assets:
Outsourced contact center services	$7,477,919	$2,610,595
Systems design and integration	1,719,831	—
Corporate	35,421	43,526

Total Segment Assets	$9,233,171	$2,654,121

MARKET CENTRAL, INC.
(FORMERLY PALADYNE CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002

NOTE N — SUBSEQUENT EVENTS

On November 5, 2003, the Company arranged for a credit facility for accounts receivable financing. This facility provides for up to $4,000,000 of borrowing secured by certain accounts receivable generated by the Company and its subsidiaries. In addition to interest and fees customary with this type of facility, the Company provided the lender with a warrant for the purchase of 204,925 shares of the Company’s common stock at an exercise price of $2.75.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

The registrant’s principal executive officers and principal financial officer, based on their evaluation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 16, 2003 have concluded that the registrant’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

The registrant’s principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant’s internal controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

As of November 25, 2003, the executive officers and directors of the Company were as follows:

		Director
NAME	AGE	Since	POSITION

Terrence J. Leifheit	41	2002	Director, CEO and Pres.
Glen H. Hammer	55	2003	Director, Co-Chairman
William A. Goldstein	44	2003	Director, Co-Chairman
James L. McGovern**#	60	1998	Director
William P. O’Reilly**#	57	2002	Director
Clifford A. Clark	51	2002	Director, CFO

NOTE:	The terms of the directors are divided into three separate three-year classes. Each director holds office until the year in which his term expires. O’Reilly and Clark’s terms expire in 2003. Leifheit and McGovern’s terms expire in 2004. Mr. O’Reilly has submitted his resignation from the Board of Directors effective December 1, 2003.

** member of Audit Committee

# member of Compensation Committee

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

The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Audit Committee oversees the Company’s accounting and financial reporting and internal controls, reviews annual audit reports and management letters and makes recommendations to the Board regarding appointment of independent auditors. The principal function of the Compensation Committee is to recommend to the Board of Directors the compensation of officers and to oversee the administration of the 1999 Stock Option Plan, at the request of the Board.

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

The business experience of each of the persons listed above during the past five years is as follows:

GLEN H. HAMMER serves as Co-Chairman of the Board of Directors for Market Central, Inc. Mr. Hammer brings to the Company over 20 years of broad entrepreneurial experience in the development and growth of both privately held and publicly traded entities that provide services in which telemarketing and customer support services are vital parts of the operations. He is the founder and current Chairman of WACA, one of the nation’s leading providers of consumer product warranty related services, with more than 400 employees nationwide and abroad. Previously, Mr. Hammer was the founder and Chairman of Automobile Protection Corporation, which grew into one of the automotive industry’s most prominent automobile warranty service companies. Established in 1984, Mr. Hammer successfully guided Automobile Protection Corporation’s growth and transition to a highly successful, publicly traded company in 1988, which was subsequently sold to Ford Motor Corporation. Additionally, Mr. Hammer has substantial business interests in real estate, as well as an extensive background in management of mergers and acquisitions and the formation of strategic alliances.

WILLIAM A. GOLDSTEIN serves as Co-Chairman of the Board of Directors for Market Central, Inc He is the founder and current Chairman and CEO of J & C Nationwide, Inc., a leading medical staffing company based in Atlanta, Georgia. Mr. Goldstein has also founded and acted as Chairman of several start-up ventures in a variety of industries, including technology and other service industries.

TERRENCE J. LEIFHEIT became President, Chief Operating Officer and a Director of Paladyne upon the ecom Merger and CEO and Chairman in April 2001. He presides over all operations of Market Central, Inc. In 1993, he co-founded Gibralter and led the evolution of that company from hardbound reference publishing into an on-line publishing and membership organization with $20 million in sales to customers in over 150 countries. In 1998, he founded Gibralter Data Services, Inc., an Internet service provider specializing in Web page development and hosting services. Prior to these activities, from 1991 to 1992, he served as Vice President of Florida Safety Corporation and Vice President of Dallas Chemicals Corporation. Mr. Leifheit attended the University of Texas at El Paso where he majored in business.

CLIFFORD A. CLARK has been the Company’s VP of Finance since February 2001 and a director since July 2001. From 1999 to 2002, Mr. Clark served as Vice President of Finance for Gibralter and other entities comprising Gibralter Publishing, Inc. Mr. Clark served as President of Kane Realty from 1994 through 2001 and was also President of Parallel Corporation from 1991 through June 2003. Mr. Clark’s experience includes more than 25 years in numerous financial and accounting roles, including 11 years with Price Waterhouse and 5 years in the venture capital arena. Mr. Clark has a bachelor’s degree in Business Administration from the University of North Carolina at Chapel Hill.

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

WLLIAM P. O’REILLY is a private investor having been Chairman of Verso Technology until he retired in December 2000. From August 1995 to September 2000, Mr. O’Reilly served as CEO of Eltrax Systems, a NASDAQ traded information technology company that was merged into Cereus Technology in September 2000. In 1989, he acquired Military Communications Corporation (“MCC”), which provided international public switched network services via telephone centers to the U.S. military worldwide. MCC was sold to WorldCom in 1994. In 1981, Mr. O’Reilly founded Lexitel Corporation; which merged with Allnet in 1984 to form ALC Communications, a leading national long distance carrier. He was also a founder and CEO of Digital Signal, a leading provider of low-cost fiber optic capacity that is now part of Qwest.

Mr. O’Reilly was also a founder and past President of COMPTEL, the telecommunications industry association.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 2001, 2002 and 2003 to the Company’s Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods below:

					STOCK
				ALL OTHER	WARRANTS
				COMPEN-	AND OPTIONS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	SATION	ISSUED

Terrence J. Leifheit, President CEO (1)	2001	$175,000	None
	2002	$366,664	None		(3)
	2003	$247,819	None
Ronald L. Weindruch, (2)	2001	123,438
Executive Vice President, 2001
William Hadel	2002	$122,395	-0-	9,905	50,000
VP of Marketing	2003	$126,002
Robert Hornbuckle	2002	$107,708	None
VP of Information Technology	2003	$110,881

(All other compensation includes consulting and commission income)
1 Mr. Leifheit’s employment began in February 2001 in conjunction with the ecom merger.
2 Mr. Weindruch’s employment ceased in January 2002.
3 Does not include warrants issued to Mr. Leifheit upon the ecom merger.

In addition to cash compensation, Mr. Leifheit, Mr. Foster and Mr. Weindruch participate in the Company’s stock option plan. The following table details options granted in fiscal year 2001 and 2003:

	# of shares
	underlying	% of total options
Holder	options	granted in FY 01	Exer. Price	Exp. Date

Terrence J. Leifheit	51,595	58.4%	$10.20	2/1/05
Terrence J. Leifheit	10,000	5.4%	$2.20	12/4/05

No stock options held by this individual were exercised in the current fiscal year whether the options were issued in the current year or in years prior, and none of those options are “in the money.”

Employee Stock Option Plan

The Company’s 1999 Stock Option Plan (the “Plan”), assumed the 1996 Stock Option Plan, as amended on the migratory merger, which was adopted in 1996 and amended in October, 1997, July 2001 and October 2003 to increase the number of issuable shares under the Plan to 1,500,000 shares of common stock and to clarify the basis for determining fair market value of shares in conjunction with setting the exercise price of options at issuance. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

The Plan authorizes the grant of options which qualify as incentive stock options under Section 422A of the Internal Revenue Code (“qualified options”), as well as stock options which do not qualify under that section of the Code (“nonqualified options”). The Plan is administered by the Company’s Board of Directors who may delegate these duties to the Compensation Committee. The Board is authorized to select the individual employees to receive options under the Plan, the number of shares subject to each option, the option term and other matters specified in the Plan.

The Plan provides that the exercise price of any option may not be less than 100% of the fair market value of the Company’s stock at the date of grant, defined as the average bid and ask price over the prior five days’ trading in which at least 1,000 shares have traded. Options must be granted within ten years from the date the Plan was approved by the Company’s shareholders.

A maximum of 1,500,000 shares of the Company’s Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of August 31, 2003, 298,424 options were outstanding all of which were issued inside the Plan. As of August 31, 2003, 173,543 shares are exercisable at an option price per share ranging from $2.00 to $25.00 per share and with expiration dates from November 2003 through April 2005.

Profit Sharing Plan

The Company sponsors a qualified employee savings plan (commonly referred to as a “401K plan”) for all eligible employees, including all the officers of the Company. Participants may make contributions from their gross pay (limited to 15% of the employee’s compensation, as defined), with Paladyne matching such contributions (subject to certain limitations) at the rate of 25% of the first 6% of each participant’s contribution. Effective June 1, 2002, the Company modified the plan to eliminate any matching of contributions. No other deferred compensation plan is currently in place.

Employment Agreements

The Company has employment agreements with Terrence J. Leifheit, its President and with four other management personnel. Mr. Leifheit’s employment agreement was changed in February 2003 to being a two year term and an annual salary of $150,000 with incentive compensation payable up to 10% of the Company’s operating earnings, adjusted for interest, taxes, depreciation and amortization.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company’s knowledge, as of August 31, 2003, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

	AMOUNT AND
	NATURE OF
NAME AND ADDRESS OF	BENEFICIAL
BENEFICIAL OWNER	OWNERSHIP (1)		PERCENT OF CLASS (2)

Glen H. Hammer*	5,257,037	(3)	39.6%
William A. Goldstein*	5,607,037	(3)	42.2%
Terrence J. Leifheit*	2,206,102	(4)	16.6%
A. Randall Barkowitz	700,000	(5)	5.2%
James L. McGovern*	16,479	(6)	0.1%
William P. O’Reilly*	59,066	(7)	0.4%
Clifford A. Clark*	35,017	(8)	0.3%
All directors and executive officers as a group (7 persons in group)	13,880,738	(9)	100.0%

Note:	Unless otherwise noted, all persons address is 1650A Gum Branch Road, Jacksonville, NC 28540

*	Director and/or executive officer

Note:	Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

(1)	Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants which are exercisable or convertible within sixty days from August 31, 2003

(2)	Based upon 13,268,969 shares of Common Stock outstanding on August 31, 2003. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of August 31, 2003 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

(3)	Based upon 4,090,370 shares owned directly and 1,070,747 shares that may be acquired by Mr. Hammer and Mr. Goldstein pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise price of $3.16 per share.

(4)	Includes (i) 1,151,173 shares owned directly and 1,000,000 shares issued to Gibralter Publishing, Inc which Mr. Leifheit controls, (ii) 137,831 shares held in a Voting Trust for which Mr. Leifheit is the sole voting trustee. Includes 34,399 shares that may be acquired by Mr. Leifheit pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $2.17 to $11.46 per share. Does not include (i) 36,559 shares of Common Stock underlying warrants owned directly, (ii) 31,151 shares of Common Stock underlying warrants held in trust for the benefit of Mr. Leifheit’s minor children, and which warrants are not presently exercisable.

(5)	Based upon 700,000 shares owned directly and 183,919 shares that may be acquired by Mr. Barkowitz pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise price of $3.16 per share.

(6)	Includes 10,000 shares that may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $2.20 per share.

(7)	Includes 21,667 shares that may be acquired by Mr. O’Reilly pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $2.20 to $30.00 per share.

(8)	Includes 28,538 shares that may be acquired by Mr. Clark pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $2.20 to $11.20 per share.

(9)	See notes 2 through 8

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gibralter Publishing, Inc. is the Company’s principal customer comprising approximately 30% of the Company’s revenues for the fiscal year ended August 31, 2003. J&C Nationwide, Inc. and Cheapseats, Inc. are also related party customers of the Company. Combined, these two companies represent 1% of the Company’s total revenues.

The Company leases office space to Gibralter Publishing, Inc. in its Jacksonville facility.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

2.1	Merger Agreement and Plan of Reorganization previously filed as Exhibit 2.1 to Form 10-SB/A dated December 31, 1997

2.2	Articles of Merger filed in North Carolina previously filed as Exhibit 2.2 to Form 8-K dated February 1, 2002

3.1	Certificate of Incorporation filed in Delaware on January 11, 1999 previously filed as Exhibit 3.1 to Form 10KSB dated August 31, 2002

3.2	Certificate of Merger filed in Delaware on March 5, 1999 previously filed as Exhibit 3.2 to Form 10KSB dated August 31, 2002

3.3	Amendment to Certificate of Incorporation dated July 10, 2002 filed in Delaware previously filed as Exhibit 3.3 to Form 10KSB dated August 31, 2002

3.4	Certificate of Designations for Series B Preferred Stock filed in Delaware previously filed as Exhibit 2.1 to Form 8-K dated February 1, 2002

3.5	Certificate of Designations for Series C Preferred Stock and Series D Preferred Stock filed in Delaware on November 1, 2002 previously filed as Exhibit 3.5 to Form 10KSB dated August 31, 2002

3.6	By-Laws of Registrant previously filed as Exhibit 3.2 (ii) to Form 10-SB/A, dated December 31, 1997.

4.1	Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

4.2	Certificate of Series A Cumulative Convertible Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-KSB dated November 28, 2000

4.3	Registration Rights Agreement between Paladyne and Terrence Leifheit individually and on behalf of the other ecom shareholders previously filed as Exhibit 4.1 to Form 8-K dated February 2, 2002

4.4	Form of Anti-Dilution Warrant previously filed as Exhibit 4.2 to Form 8-K dated February 1, 2002

4.5	Form of Parent Performance Warrant previously filed as Exhibit 4.3 to Form 8-K dated February 1, 2002

10.1	Purchase Agreement of Synaptx Access, Inc. f.k.a. North American Telco / Cable Representatives, Inc. previously filed as Exhibit 10.2 to Form 10-SB/A dated December 31, 1997

10.2	Purchase Agreement for Synaptx Impulse, Inc., f.k.a. Maxwell Partners, Inc. previously filed as Exhibit 10.3 to Form 10-SB/A dated December 31, 1997

10.3	Employment Agreement for Ronald L. Weindruch previously filed as Exhibit 10.5 to Form 10-SB/A dated December 31, 1997

10.4	New Lease Agreement on Principal Place of Business previously filed as Exhibit 10.7 to Form 10-KSB dated November 28, 2000

10.5	Agreement and Plan of Merger for WG Controls, Inc. between Synaptx Worldwide, Inc. and the WG Controls, Inc. shareholders as follows: James M. Gleason, Shirley Gleason, Michael Concialdi, and James Gammon previously filed as Exhibit 10.1 to Form 8-K dated March 23, 1998

10.6	Agreement and Plan of Stock for Stock Exchange, dated June 1, 1998 between Synaptx Worldwide, Inc. (the “Company”) and John Primus and Jannine Primus previously filed as Exhibit 10.1 to Form 8-K dated August 14, 1998

10.7.1	Agreement and Plan of Merger, dated December 21, 2000, among Paladyne, Acquisition Sub and ecom filed as Exhibit 10.1.1 to Form 8-K dated February 1, 2002

10.7.2	Amendment to Agreement and Plan of Merger among Paladyne, Acquisition Sub and ecom filed As Exhibit 10.1.2 to Form 8-K Dated February 1, 2002

10.7.3	Second Amendment to Agreement and Plan of Merger, between Paladyne and Mr. Leifheit on behalf of himself and as a representative for the former shareholders of ecom, dated April 9, 2002, previously filed as Exhibit 10.1.3 to Form 8K/A dated February 1, 2002

10.8	Indemnification Escrow Agreement among Paladyne, Mr. Leifheit, Clifford A. Clark and Thelen Reid & Priest LLP, as escrow agent, previously filed as Exhibit 10.2 to Form 8-K dated February 1, 2002

10.9	Form of Lock-up Agreement, previously filed as Exhibit 10.3 to Form 8-K dated February 1, 2002

10.10.1	Gibralter Option Agreement, dated as of April 13, 2000, between Gibralter and ecom, previously filed as Exhibit 10.4.1 to Form 8-K dated February 1, 2002

10.10.2	First Amendment to Gibralter Option Agreement among ecom, Gibralter and Paladyne, previously filed as Exhibit 10.4.2 to Form 8-K dated February 1, 2002

10.10.3	Gibralter Assets Assignment among ecom and Gibralter, previously filed as Exhibit 10.4.3 to Form 8-K dated February 1, 2002

10.10.4	Promissory Note A from ecom to Gibralter in the principal amount of $1,500,000, previously filed as Exhibit 10.4.4.1 to Form 8-K dated February 1, 2002

10.10.5	Amended Promissory Note A from ecom to Gibralter in the principal amount of $1,500,000, previously filed as Exhibit 10.4.4.1 to Form 8-K dated February 1, 2002

10.10.6	Promissory Note B from ecom to Gibralter in the principal amount of $3,500,000, previously filed as Exhibit 10.4.5 to Form 8-K dated February 1, 2002

10.10.7	Amended Promissory Note B from ecom to Gibralter in the principal amount of $3,500,000, previously filed as Exhibit 10.4.5.1 to Form 8-K/A dated February 1, 2002

10.10.8	Gibralter Security Agreement among ecom and Gibralter, previously filed as Exhibit 10.4.6 to Form 8-K dated February 1, 2002

10.10.9	Unconditional Guaranty Agreement, among ecom, Paladyne and Gibralter, previously filed as Exhibit 10.4.7 to Form 8-K dated February 1, 2002

10.10.10	Gibralter Default and Assignment Agreement among ecom, Gibralter and Paladyne, previously filed as Exhibit 10.4.8 to Form 8-K dated February 1, 2002

10.10.11	Gibralter Secondary Operating Agreement among ecom and Gibralter, previously filed as Exhibit 10.4.9 to Form 8-K dated February 1, 2002

10.10.12	Gibralter Escrow Agreement among Gibralter, ecom, Paladyne, and Kilpatrick Stockton LLP, as escrow agent, previously filed as Exhibit 10.4.10 to Form 8-K dated February 1, 2002

10.10.13	Amending Agreement among Gibralter, Paladyne and ecom, previously filed as Exhibit 10.4.11 to Form 8-K/A dated February 1, 2002

10.11	Gibralter Equipment Use Agreement among ecom, Gibralter and Paladyne, previously filed as Exhibit 10.5 to Form 8-K dated February 1, 2002

10.12	Gibralter Teleservices Agreement between Gibralter and ecom previously filed as Exhibit 10.6 to Form 8-K dated February 2, 2002

10.13	Employment Agreement between Paladyne and Mr. Leifheit previously filed as Exhibit 10.7 to Form 8-K dated February 1, 2002

10.14	Letter of Intent from Market Central, Inc. to Market Central, Inc. previously filed as Exhibit 10.1 to form 8-K dated October 9, 2003

10.15	First Amendment to Letter of Intent from Market Central, Inc. to Market Central, Inc. previously filed as Exhibit 10.2 to Form 8-K dated October 9, 2003

10.16	Loan and Security Agreement by and among Paladyne, ecom, and Market Central, Inc. previously filed as Exhibit 10.3 to Form 8-K dated October 9, 2003

10.17	Revolving Note from Market Central, Inc. and ecom to Market Central, Inc. dated August 29, 2003 previously filed as Exhibit 10.4 to Form 8-K dated October 9, 2003

21.1	*Subsidiaries of Market Central, Inc.

31.1	*Certification by the Company’s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	*Certification by the Company’s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	*Certification by the Company’s principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	*Certification by the Company’s principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*Filed herewith

(b)	Reports on 8-K’s

8/15/032   Items 2 and 7. Acquisition or Disposition of Assets; Financial Statements, Pro Forma Financial Information and Exhibits

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Market Central by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended August 31, 2003 and 2002:

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees

Audit Fees	$79,054	$92,838
Audit-related Fees	—	—
Tax Fees	$7,525	—
All Other Fees	—	—

Total Fees	$86,579	$92,838

Audit Fees. Consists of fees billed for professional services rendered for the audit of Market Central's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Market Central's consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2003 or 2002.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

MARKET CENTRAL, INC. (Registrant)

	By:	/S/ Terrence J. Leifheit

Date: November 28, 2003		Terrence J. Leifheit President, COO and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Terrence J. Leifheit Terrence J. Leifheit	President, Director	November 28, 2003

Glen H. Hammer	Director	November 28, 2003

William A. Goldstein	Director	November 28, 2003

/S/ William P. O’Reilly William P. O’Reilly	Director	November 28, 2003

James L. McGovern	Director	November 28, 2003

/S/ Clifford A. Clark Clifford A. Clark	Vice President Finance and Director	November 28, 2003