Form 10QSB
period 2003-11-30
MARKET CENTRAL INC
filed 2004-01-20
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 2003

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

                                        .

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

         Class: Common Stock, $.001 par value

         Outstanding as of  December 31, 2003: 13,268,969 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended November 30, 2003 and November 30, 2002 have been prepared by Market Central, Inc. a Delaware corporation.

                              MARKET CENTRAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          NOVEMBER 30, 2003     AUGUST 31, 2003
                                                          -----------------     ---------------
                                                            (Unaudited)             (Audited)
ASSETS
Current Assets:
     Cash and cash equivalents                              $    206,130          $    337,953
     Accounts receivable, net                                  2,023,813             1,905,316
     Due from related parties                                    565,823               362,673
     Inventory                                                    30,045                 9,678
     Costs in excess of billings                                  57,870                50,446
     Prepaid expenses and other current assets                   308,558                66,013
                                                            ------------          ------------
         Total Current Assets                                  3,192,239             2,732,079

Furniture and fixtures                                         1,022,344             1,010,228
Computers and software                                         2,050,870             2,059,445
Leasehold improvements                                         1,227,905             1,227,905
Accumulated depreciation                                      (3,043,514)           (2,778,725)
                                                            ------------          ------------
         Property and equipment, net                           1,257,605             1,518,853

Other assets:
    Deposits                                                      77,442                77,442
    Patents and trademarks                                        97,319                97,319
    Other                                                            425                   425
    Goodwill                                                   4,807,053             4,807,053
                                                            ------------          ------------
              Total other assets                               4,982,239             4,982,239
Total assets                                                $  9,432,083          $  9,233,171
                                                            ============          ============
LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
      Cash disbursed in excess of available funds           $         --          $    111,581
      Accounts payable and accrued liabilities                 7,521,114             7,522,282
      Deferred revenue                                           210,025               432,448
    Notes payable to related parties (Note C and F)            1,034,724               428,696
    Notes payable, current portion (Note C)                    3,020,535             2,097,761
      Current portion of capital lease obligations               642,370               691,606
                                                            ------------          ------------
                  Total current liabilities                   12,428,767            11,284,374

Notes payable, long-term portion (Note C)                        189,575               288,816
Capital lease obligations, long-term portion                      91,053               113,439
                                                            ------------          ------------
                  Total long-term liabilities                    280,628               402,255
Total liabilities                                             12,709,395            11,686,629

COMMITMENTS AND CONTINGENCIES                                         --                    --

DEFICIENCY IN STOCKHOLDERS' EQUITY
         Common stock                                             13,269                13,269
         Additional paid-in capital                           21,880,013            21,876,847
         Accumulated deficit                                 (25,170,594)          (24,343,574)
                                                            ------------          ------------
      Total deficiency in stockholders' equity                (3,277,312)           (2,453,458)
                                                            ------------          ------------
                                                            $  9,432,083          $  9,233,171
                                                            ============          ============

 See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                         2003                  2002
                                                     ------------          ------------
Revenues, net                                        $  3,647,033          $  2,475,050

Cost of Revenues                                        2,469,036             1,426,876
                                                     ------------          ------------

Gross Profit                                            1,177,997             1,048,174

Selling, general and administrative expenses            1,605,944               776,798
Depreciation and amortization                             264,789               248,454
                                                     ------------          ------------

Total operating expense                                 1,870,733             1,025,252
Income (loss) from operations                            (692,736)               22,922

    Other income (expense):
         Interest expense                                (134,284)             (151,514)
                                                     ------------          ------------

Loss from operations, before
   income taxes                                          (827,020)             (128,592)
Income (taxes) benefits                                        --                    --
                                                     ------------          ------------


Net loss                                                 (827,020)             (128,592)

Cumulative convertible preferred
         stock dividend requirement                            --               (10,200)
                                                     ------------          ------------


Net loss attributable to common stockholders         $   (827,020)         $   (138,792)
                                                     ============          ============
Weighted average common shares outstanding:
                  Basic                                13,268,969             1,670,935
                  Diluted                              13,268,969             1,670,935

Earnings (loss) per share:
                  Basic                              $       (.06)         $       (.08)
                  Diluted                            $       (.06)         $       (.08)


 See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                  2003                 2002
                                                              -----------          -----------
Cash flows used in operating activities                       $(1,486,222)         $   (99,405)

Cash flows provided by (used in) investing activities              (3,541)             (12,671)

Cash flows provided by financing activities                     1,357,939              284,119
                                                              -----------          -----------

Net increase (decrease) in cash and
   cash equivalents                                              (131,824)             172,043

Cash and cash equivalents at beginning of period                  337,953                   --
                                                                                   -----------

Cash and cash equivalents at end of period                    $   206,129          $   172,043
                                                              ===========          ===========

Supplemental Cash Flow Information:
         Cash paid for interest                               $   117,584          $   151,514

Non cash investing and financing activities:
         Accrual of preferred stock dividend                           --               10,200
Stock options issued in exchange for
           services rendered                                        3,166                   --

 See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") operates two wholly owned subsidiaries, ecommerce support centers, inc.("ecom") and U.S. Convergion, Inc. ("Convergion"). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services, and Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for MicroSoft's MS CRM solution. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and Convergion. The Company's acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein include the results of operations of Convergion during the quarter ended November 30, 2003. All significant inter-company transactions and balances have been eliminated.

In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the condensed consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2003 and for the subsequent periods.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                                                For the three month ended
                                                                                        November 30,
                                                                                  2003               2002
                                                                               ---------          ---------
Net loss - as reported                                                         $(827,020)         $(128,592)
Add:  Total  stock  based  employee  compensation  expense as reported
under intrinsic value method (APB. No. 25)                                            --                 --
Deduct:  Total stock based employee  compensation  expense as reported
under fair value based method (SFAS No. 123)                                     (11,663)              (207)
                                                                               ---------          ---------
Net loss - Pro Forma                                                           $(838,683)         $(128,799)
Net loss attributable to common stockholders - Pro forma                       $(838,683)         $(138,999)
Basic (and assuming dilution) loss per share - as reported                     $   (0.06)         $   (0.08)
Basic (and assuming dilution) loss per share - Pro forma                       $   (0.06)         $   (0.08)


Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB
STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B - BUSINESS COMBINATIONS


U.S. Convergion, Inc.


On April 3, 2003, the Company acquired all of the issued and outstanding common shares of U.S. Convergion, Inc. ("Convergion"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to the Agreement, the Company acquired
Convergion, in exchange for $671,899 consisting of 374,630 shares of the Company's restricted common stock in a transaction accounted for using the purchase method of accounting.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE B - BUSINESS COMBINATIONS (Contineud)


U.S. Convergion, Inc. (Contineud)


The following summarizes the acquisition of Convergion:

Assets acquired                                              $ 2,588,152
Liabilities assumed                                           (5,817,256)
Goodwill                                                       4,062,003
Acquisition costs                                               (161,000)
                                                           -------------
                                                             $  (671,899)

The Company valued the common stock issued to the Convergion shareholders at $1.79 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

Pliant Technologies, Inc.


In July 2003, the Company acquired certain assets from Pliant Technologies, Inc. ("Pliant") in a transaction accounted for using the purchase method of accounting.


The following summarizes the asset purchase agreement with Pliant:

Assets acquired                                         $ 128,358
Liabilities assumed                                      (872,408)
Goodwill                                                  745,050
                                                        ---------
Cash paid                                               $  (1,000)
                                                        =========

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


The unaudited pro-forma combined historical results, as if Convergion and Pliant had been acquired on September 1, 2002, are estimated to be:

                                                       For the Three Months Ended
                                                               November 30,
                                                         2003                 2002
                                                     -----------          -----------
Revenues                                             $ 3,647,036          $ 7,040,722
Net loss attributable to common shareholders         $  (823,854)         $(1,437,779)
Loss per share:
      Basic and diluted                              $      (.06)         $      (.86)

The unaudited proforma information has been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at November 30, 2003 and August 31, 2003 are as follows:

                                                                                         November 30,          August 31,
                                                                                             2003                 2003
                                                                                         -----------          -----------
Note payable in monthly  installments  of $33,333  including  interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held
by a major stockholder and personal guarantees by two stockholders                       $   536,770          $   628,045
Note payable in monthly installments of $1,919 including interest at 7.34%
per annum; unsecured; maturity date is in May 2005                                            36,733               40,787
Note payable in monthly installments of $2,813 including interest at 6% per
annum; unsecured; maturity date is in February 2005                                           43,134               48,298
Note payable in weekly installments of $17,500, including interest at 4.15%
per annum; unsecured; maturity date is in April 2003; the Company is
currently in default under the terms of the note agreement                                   238,481              238,481
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate; maturity date is February 9, 2004; collateralized by Company
furniture and equipment                                                                    1,250,000            1,000,000
Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note F)                                                       574,724              275,954
Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note F)                                                       340,000               32,742
Note payable on demand to a related party, non-interest bearing; unsecured;
maturity date is in May 2004; the Company shall repay the note with Company
common stock. (Note F)                                                                       120,000              120,000
Note payable to Bank in monthly payments; interest rate is at bank's prime
lending rate plus 4.5%, secured by Company accounts receivable                                    --              389,833
Note payable revolving agreement secured by accounts receivable with interest
payable monthly at approximately 16%, maximum borrowing capacity of $2,000,000             1,063,859                   --
Note payable; liabilities assumed pursuant to Assets Purchase Agreement with
Pliant (see Note B); interest payable at 12% per annum, interest due and
principal due in March 2004; unsecured                                                        41,133               41,133
                                                                                         -----------          -----------
                                                                                           4,244,834            2,815,273
Less: current portion                                                                     (4,055,259)          (2,526,457)
                                                                                         -----------          -----------
                                                                                         $   189,575          $   288,816
                                                                                         ===========          ===========


Aggregate maturities of notes payable as of November 30, 2003 are as follows:

         Year                                                    Amount
         ----                                                  ----------
         2004                                                  $4,055,259
         2005                                                     189,575
                                                               ----------
         Total                                                 $4,244,834
                                                               ==========

NOTE D - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In July 2001, the Board of Directors designated 1,800,000 shares as 8% Cumulative Convertible Series C Preferred Stock and 1,050,000 shares as 8% Cumulative Convertible Series D Preferred Stock. In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company's 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE D - CAPITAL STOCK (Continued)


As of November 30, 2003, the Company has 13,268,969 shares of common stock issued and outstanding. No preferred stock was issued and outstanding at November 30, 2003.


NOTE E - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at November 30, 2003, after giving effect to 1:10 reverse split in common stock in February 2003:

                                Options Outstanding                                       Options Exercisable
                                -------------------                                       -------------------
                                           Weighted Average
                           Number          Contractual Life     Weighted Average       Number       Weighted Average
   Exercise Price        Outstanding           (Years)           Exercise Price      Exercisable     Exercise Price
   --------------        -----------           -------           --------------      -----------     --------------
$ 2.00 - $ 2.98            201,000                  3.00             $  2.45           75,667            $  2.48
$ 7.00 - $ 9.50             20,000                  1.10             $  8.25           20,000            $  8.25
$10.25 - $11.40             68,335                  1.17             $ 10.26           68,335            $ 10.26
$15.60 - $25.00              6,375                  0.10             $ 25.00            6,375            $ 25.00
                          --------                  ----             -------            -----            -------
                           295,710                  1.67             $  5.13          170,377            $  7.12
                          ========                  ====             =======          =======            =======

Transactions involving the Company's options issuance are summarized as follows:

                                           Number         Weighted Average
                                         of shares          Exercise Price
                                         ---------          --------------
Outstanding at August 31, 2001            210,693               $11.60
Granted                                    16,000                  .10
Exercised                                      --                   --
Cancelled                                 (18,950)               24.80
                                         --------               ------
Outstanding at August 31, 2002            207,743                 9.00
                                         ========               ======
Granted                                   185,000                 2.30
Exercised                                      --                   --
Cancelled                                 (90,533)                3.66
                                         --------               ------
Outstanding at August 31, 2003            302,210               $ 5.22
                                         ========               ======
Granted                                        --                   --
Exercised                                      --                   --
Cancelled                                  (6,500)                4.11
                                         --------               ------
Outstanding at November 30, 2003          295,710               $ 5.13
                                         ========               ======

The weighted-average fair value of stock options granted to shareholders during the periods ended November 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                      2003               2002
                                                      ----               ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                    1.01%             1.28%
Expected stock price volatility                            38%               38%
Expected dividend payout                                     -                 -
Expected option life-years (a)                      3.0 to 4.0        3.0 to 4.0

(a)The expected option life is based on contractual expiration dates.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at November 30, 2003 after giving effect to 1:10 reverse split in common stock in February 2003.

                              Warrants Outstanding                                      Warrants Exercisable
                              --------------------                                      --------------------
                                          Weighted Average
                           Number         Contractual Life   Weighted Average                       Weighted Average
Exercise Prices:         Outstanding          (Years)         Exercise Price    Number Exercisable   Exercise Price
----------------         -----------          -------         --------------    ------------------   --------------
$ 2.20 - $ 7.81           3,905,892                3.90             $ 2.79           3,905,892            $  2.79
$10.00 - $11.88             163,183                1.32             $11.26             163,183            $ 11.26
$12.81 - $17.50              21,350                1.97             $15.13              21,350            $ 15.13
$25.00 - $33.75              32,851                0.60             $27.86              32,851            $ 28.14
                          ---------                ----             ------           ---------            -------
                          4,123,276                3.76             $ 3.39           4,123,276            $  3.39
                          =========                ====             ======           =========            =======

Transactions involving the Company's warrants issuance are summarized as follows:

                                           Number       Weighted Average
                                         of shares       Exercise Price
                                         ---------       --------------

Outstanding at August 31, 2001              868,056          $25.60
Granted                                          --            0.00
Exercised                                        --            0.00
Cancelled                                  (265,622)          12.50
                                         ----------          ------
Outstanding at August 31, 2002              602,434          $17.00
                                         ==========          ======
Granted                                   3,891,014            2.83
Exercised                                        --              --
Cancelled                                  (358,272)           7.94
                                         ----------          ------
Outstanding at August 31, 2003            4,135,176          $ 3.43
                                         ==========          ======
Granted                                          --              --
Exercised                                        --              --
Cancelled                                   (11,900)          19.24
                                         ----------          ------
Outstanding at November 30, 2003          4,123,276          $ 3.39
                                         ==========          ======

The weighted-average fair value of stock warrants granted to shareholders during the periods ended November 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                     2003              2002
                                                     ----              ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                 1.01%              1.28%
Expected stock price volatility                         38%                38%
Expected dividend payout                                  -                  -
Expected warrant life-years (a)                  3.0 to 4.0         3.0 to 4.0

(a)The expected warrant life is based on contractual expiration dates.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $838,683 and $(.06) in for the period ended November 30, 2003 and $128,799 and $(.08) for the period ended November 30, 2002, respectively. The estimated value of the options granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the stock options and warrants was $3,166 and $0 during the period ended November 30, 2003 and 2002, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

During the three month periods ended November 30, 2003 and 2002, the Company recognized $409,546 and $1,071,375 of sales in connection with services provided Gibraltar Publishing, Inc., ("Gibraltar") representing 11% and 43% of the
Company's sales for the three months ended November 30, 2003 and 2002, respectively. Gibraltar was indebted to the Company for services in the amount of $295,679 (net of allowance for doubtful account of $60,000) and $592,208 at November 30, 2003 and 2002, respectively. An individual that is an officer, director and significant shareholder of the Company owns Gibraltar.

The Company also provides services to J&C Nationwide, Inc. and Cheapseats, Inc., companies owned by a director and significant shareholder of the Company. The Company recognized $215,108 of sales in connection with services provided J&C Nationwide, Inc. and Cheapseats, Inc., representing 6% of the Company's sales for the three month period ended November 30, 2003. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the amount of $270,144 at November 30, 2003.

During the three month period ended November 30, 2003, two of the Company's principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of November 30, 2003, the amount due to the shareholders is $914,724 (Note C). Additionally, a Company principal shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of November 30, 2003, the amount due to the shareholder is $120,000 (Note C). The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances.

NOTE G - SEGMENT INFORMATION

The  Company's  two  reportable   segments  are  managed   separately  based  on
fundamental differences in their operations. During 2003 and the first quarter of 2004, the Company operated in the following two reportable segments:

         o Outsourced contact center solutions and Customer Relationship Management (CRM) services to customers primarily in the United States of America.

         o Systems design, integration, sales and service of internal contact centers and reselling MicroSoft's MS CRM solution primarily in the United States of America.


During 2002, the Company's sole reportable business segment was the outsourced contact center solutions and CRM services

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                    UNAUDITED

NOTE G - SEGMENT INFORMATION (Continued)

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment.

                                              November 30, 2003    November 30, 2002
                                              -----------------    -----------------
Net Sales to External Customers:
Outsourced contact center services               $ 2,029,618          $ 2,475,050
Systems design and integration                     1,617,415                   --
Corporate                                                 --                   --
                                                 -----------          -----------
Total Sales to External Customers                $ 3,647,033          $ 2,475,050
                                                 ===========          ===========

Depreciation and Amortization:
Outsourced contact center services               $   240,066          $   248,454
Systems design and integration                        24,723                   --
Corporate                                                 --                   --
                                                 -----------          -----------
Total Depreciation and Amortization              $   264,789          $   248,454
                                                 ===========          ===========

General and Administrative Expense:
Outsourced contact center services               $   776,563          $   589,367
Systems design and  integration                      466,505                   --
Corporate                                            362,876              187,431
                                                 -----------          -----------
Total General and Administrative Expense         $ 1,605,944          $   776,798
                                                 ===========          ===========

Capital Expenditures:
Outsourced contact center services               $     3,541          $    12,671
Systems design and  integration                           --                   --
Corporate                                                 --                   --
                                                 -----------          -----------
Total Capital Expenditures                       $     3,541          $    12,671
                                                 ===========          ===========

Operating income (losses):
Outsourced contact center services               $  (523,036)         $    58,839
Systems design and  integration                       58,892                   --
Corporate                                           (362,876)            (187,431)
                                                 -----------          -----------
Total Segment Operating Losses                   $  (827,020)         $  (128,592)
                                                 ===========          ===========


                                                                          November 30, 2003       August 31, 2003
                                                                          -----------------       ---------------
         Segment Assets:
         Outsourced contact center services                                    $7,241,394            $7,477,919
         Systems design and integration                                         2,157,468             1,719,831
         Corporate                                                                 33,221                35,421
                                                                               ----------            ----------
         Total Segment Assets                                                  $9,432,083            $9,233,171
                                                                               ==========            ==========

NOTE H - SUBSEQUENT EVENTS

In December 2003, the Company approved a private placement offering of up to $3,000,000 of its newly authorized Series A Convertible Preferred Stock. This offering, at a share price of $1.3325 per share for the Series A Preferred is convertible into one share of the Company's common stock after a one-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of December 31, 2003, the Company had received $175,000 of proceeds from this offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. is a full service Customer Relationship Management (CRM) provider. The Company has developed a next-generation suite of CRM solutions that include proprietary, patented software for data capture, cleansing, mining, integration, search, and intelligent document recognition. The Company is also a Microsoft development partner for MS CRM solutions. Market Central provides other CRM services, such as campaign management, and operates a 900-seat contact center to support the software line of business and provide outsourced contact center services to select clients as part of their overall CRM effort. Through its wholly owned subsidiary, US Convergion, the Company offers in-house contact center design, sales, implementation and service for clients that seek an internal support function for their CRM program.

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

The Company maintains business relationships with three related businesses, Gibralter Publishing, Inc. ("Gibralter"), Cheapseats, Inc. and J&C Nationwide, Inc. Each of these companies has call center contracts with the Company's ecom subsidiary and is owned or controlled by an officer and/or board member of the Company. These three related companies accounted for approximately $624,654 or 17% of the revenues for the three-month period ended November 30, 2003.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2003 and November 30, 2002, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                Three months Ended
                                     November 30,
                                2003             2002
                                   (UNAUDITED)

Total revenues                    100%            100%

Cost of revenues                 67.6%           57.7%
                                -----           -----
Gross profit                     32.4%           42.3%

Operating expenses               51.4%           41.4%
                                -----           -----
Operating income (loss)         (19.0%)            .9%

Interest expense                  3.7%            6.1%
                                -----           -----
Net loss                        (22.7%)          (5.2%)
                                -----           -----

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

Revenue for the three months ended November 30, 2003 and 2002 were $3,647,033, and $2,475,050, respectively; this represents an increase of 47.3% in sales. This increase of $1,171,983 is due entirely to the acquisition of U.S. Convergion, Inc. in April 2003. Revenue from Convergion for the three months ended November 30, 2003 was $1,617,415. Revenue from the Company's ecom subsidiary declined from the three months ended November 30, 2002 to 2003 by $445,432 or 18.0%. This decline was due entirely to the reduction in the volume of the Gibralter contract from $1,071,375 to $409,546 for the three months ended November 2002 and 2003, respectively. This decline of $662,129 in the Gibralter contract from the three months ended November 2002 to 2003 is offset by increases in Cheapseats, Inc. and J&C Nationwide, Inc. volume of $215,108 and other third party contracts of $5,365.

Cost of revenues of $2,469,036 and $1,426,876, respectively for the three months ended November 30, 2003 and 2002 were 67.6% and 57.7% of revenue for the periods. The increase in cost of sales of $1,042,160 or 73% from 2002 to 2003 is attributable primarily to the acquisition of U.S. Convergion, Inc. in April 2003 which accounted for $1,028,562 of the cost of revenues increase and the ecom subsidiary accounting for $13,598 of the increase. The percentage increase in cost of revenue when compared to revenue amounted to 9.9% from 57.7% to 67.6% for the three months ended November 2002 and 2003, respectively. This growth in cost of revenue, and corresponding decline in gross profit percent is due to several factors. The cost of revenue for sales from the Company's Convergion subsidiary amounted to 63% of revenue resulting in a gross profit of 37% from this subsidiary's revenues. Convergion's revenue accounted for 44% of total revenue for the quarter ended November 2003 so this contributed to the increase in cost of revenue and corresponding decline in gross profit as a percentage of revenue from the quarter ended November 30, 2002 to 2003. Convergion's cost of revenue and gross profit at 63% and 37% respectively, accounts for approximately 2.3% of the 9.9% increase in cost of revenue.

In addition to the effect of Convergion, the ecom subsidiary's cost of revenue increased significantly as a percentage of revenue. Cost of revenue, as a percentage of sales at ecom increased from 57.7% to 71.7% for the three months ended November 30, 2002 and 2003, respectively. This increase is responsible for 7.6% of the 9.9% increase in cost of revenue. This increase in cost of revenue, and corresponding decline in gross profit at ecom is due primarily to changes in the Gibralter contract and increased phone costs during the three months ended November 30, 2003 compared to the same period in 2002. Gibralter's contract volume has declined significantly from 2002 to 2003 and the effectiveness of ecom's execution of Gibralter's campaign has declined for general economic reasons. This situation resulted in changes in Gibralter contract that have reduced revenue thereby increasing the cost of revenue when compared to revenue totals. The reduction in charges to Gibralter accounted for approximately 5% of the 9.9% increase in cost of revenue. Increased telephone costs for all campaigns accounted for approximately 2.6% of the total Company increase of 9.9%.

Gross profit was $1,177,997 and $1,048,174, respectively for the three months ended November 30, 2003 and 2002 and was 32.4% and 42.3% of revenue for the periods. The decrease in gross profit percentage is due to the increases in costs of revenue discussed above.

Operating expenses, including depreciation and amortization, have increased from $1,025,252 to $1,870,733, respectively for the three months ended November 30, 2003 and 2002. This increase of $845,481 is due primarily to Convergion's inclusion in the 2003 quarter. Convergion accounted for $491,228 of the increase, the remaining increase of $354,253 is due to increased payroll, benefits and travel within the ecom subsidiary and general corporate operations. The increase as a percentage of revenue was from 41.4% for the three months ended November 30, 2002 to 51.4% for the three months ended November 30, 2003. This increase, as a percentage of revenue, is due primarily to sales growth not keeping pace with the increased payroll, benefit and travel costs incurred in 2003.

Interest expense, as percentage of revenue, decreased from 6.1% to 3.7% during the three months ended November 30, 2002 as compared to the three months ended November 30,2003. The decrease from $151,514 to $134,284 is due primarily to the conversion of the $5,000,000 of notes payable to Gibralter which were converted into capital stock in December 2002. Additional borrowings since December 2002 have significantly offset the decline as a result of the Gibralter note conversion.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and its cash resources on hand are insufficient for its long term needs. As a result, certain vendor payables, capital leases and other obligations are in arrears and in default. This situation has been present for a period of time, and together with the anticipated need for additional working capital for the Company to increase its marketing and revenue base, the Board of Directors continues to take actions intended to stabilize the Company and enhance its operations going forward.

The Company's two principal shareholders (who took control of the Company in the February 2003 transaction) have also consistently provided the Company with additional capital in the form of loans throughout the year, on a discretionary basis. Advances have been in response to a pressing need to meet a critical obligation of the Company. As of November 30, 2003, these shareholders had provided the Company with advances of $914,724. The Company expects that the need to rely on these loans will be greatly diminished with the success of other capital raising activities.

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. During the three month period ended November 30, 2003, the Company obtained $606,028 in loans from individuals who were principals in the proposed transaction described above.

Cash used in operating activities was $1,486,222 for the three months ended November 30, 2003. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $3,541 in computers and leasehold improvements during this period. The Company met its cash requirements during the three months ended November 30, 2003 mainly through the receipt of $1,520,614 in loan proceeds from its accounts receivable financing and advances from the two principal shareholders.

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required in order to meet current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity through a private placement of its preferred stock. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.


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

ITEM 3.  CONTROLS AND PROCEDURES

(a) On November 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant  changes in our internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.

                                     PART II

ITEM 1.     Legal Proceedings

            None



ITEM 2.     Changes in Securities and Use of Proceeds

            None



ITEM 3.     Defaults Upon Senior Securities

            None



ITEM 4.     Submission of Matters to a Vote of Security Holders

            None



ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits No.                   Description

                  4 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Convertible Preferred Stock of Market Central, Inc. (filed herewith)

                  31.1     Certification  of  Terrence   Leifheit   Pursuant  to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith). 31.2 Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b) Reports on Form 8-K filed during the three months ended November 30, 2003.

                  None



ITEM 6.     OTHER INFORMATION

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MARKET CENTRAL, INC.



Date: January 15, 2004                      By /s/ Terrence Leifheit
                                            -------------------------
                                            Terrence Leifheit
                                            President



Date: January 15, 2004                      By /s/ Clifford Clark
                                            --------------------------
                                            Clifford Clark
                                            Chief Financial Officer

                                  CERTIFICATION

I, Terrence Leifheit, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Market Central, Inc.,

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

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 15, 2004
                                            /s/ Terrence J. Leifheit
                                            -----------------------------
                                            Terrence J. Leifheit
                                            President

                                  CERTIFICATION

I, Clifford A. Clark, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Market Central, Inc.,

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

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 15, 2004
                                            /s/ Clifford A. Clark
                                            -----------------------------
                                            Clifford A. Clark
                                            Chief Financial Officer
                                            (only to be consistent)