Form 10QSB
period 2004-02-29
MARKET CENTRAL INC
filed 2004-04-19
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x]               QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended February 29, 2004

                                       OR

[_]               TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 Yes [X] No [_]


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class: Common Stock, $.001 par value

      Outstanding as of March 30, 2004: 13,268,969 shares


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of February 29, 2004 and for the three months and six months ended February 29, 2004 and February 28, 2003 have been prepared by Market Central, Inc., a Delaware corporation.

                              MARKET CENTRAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        FEBRUARY 29, 2004    AUGUST 31, 2003
                                                        -----------------    ---------------
                                                           (Unaudited)          (Audited)
                                                           -----------          ---------
ASSETS

Current Assets:
     Cash and cash equivalents                            $    235,722        $    337,953
     Accounts receivable, net                                1,547,985           1,905,316
     Due from related parties                                  612,723             362,673
     Inventory                                                      --               9,678
     Costs in excess of billings                                15,601              50,446
     Prepaid expenses and other current assets                 243,955              66,013
                                                          ------------        ------------
         Total Current Assets                                2,655,986           2,732,079

Furniture and fixtures                                       1,245,726           1,010,228
Computers and software                                       2,016,961           2,059,445
Leasehold improvements                                       1,227,905           1,227,905
Accumulated depreciation                                    (3,323,706)         (2,778,725)
                                                          ------------        ------------
         Property and equipment, net                         1,166,886           1,518,853

Other assets:
    Deposits                                                    77,442              77,442
    Patents and trademarks                                      97,319              97,319
    Other                                                          425                 425
    Goodwill                                                   745,050           4,807,053
                                                          ------------        ------------

              Total other assets                               920,236           4,982,239
Total assets                                              $  4,743,108        $  9,233,171
                                                          ============        ============

LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
    Cash disbursed in excess of available funds           $     61,428        $    111,581
    Accounts payable and accrued liabilities                 7,557,123           7,522,282
    Deferred revenue                                            65,248             432,448
    Notes payable to related parties (Note C and F)            512,225             428,696
    Notes payable, current portion (Note C)                  3,120,377           2,097,761
   Current portion of capital lease obligations                597,628             691,606
                                                          ------------        ------------
                  Total current liabilities                 11,914,029          11,284,374

Notes payable, long-term portion (Note C)                        7,578             288,816
Capital lease obligations, long-term portion                    89,629             113,439
                                                          ------------        ------------
                  Total long-term liabilities                   97,207             402,255
Total liabilities                                           12,011,236          11,686,629

COMMITMENTS AND CONTINGENCIES                                       --                  --

DEFICIENCY IN STOCKHOLDERS' EQUITY
           Preferred stock - Series A                            1,193                  --
       Common stock                                             13,269              13,269
           Additional paid-in capital                       23,754,384          21,876,847
           Accumulated deficit                             (31,036,974)        (24,343,574)
                                                          ------------        ------------
Total deficiency in stockholders' equity                    (7,268,128)         (2,453,458)
                                                          ------------        ------------
                                                          $  4,743,108        $  9,233,171
                                                          ============        ============

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                    FEBRUARY 29, 2004    FEBRUARY 28, 2003
                                                    -----------------    -----------------
Revenues, net                                           $  2,505,475        $  2,359,288

Cost of revenues                                           1,665,011           1,490,174
                                                        ------------        ------------
Gross profit                                                 840,464             869,114

Selling, general and administrative expenses               2,095,359             866,257
Impairment of goodwill (Note H)                            4,062,003                  --
Depreciation and amortization                                280,192             248,603
                                                        ------------        ------------
Total operating expenses                                   6,437,554           1,114,860

Loss from operations                                      (5,597,090)           (245,746)

Other income (expense):
     Interest expenses                                      (269,290)            (26,362)
     Professional fees (Note I)                                   --            (161,021)
                                                        ------------        ------------
Total other expenses                                        (269,290)           (187,383)
Net loss from operations, before
   income taxes                                           (5,866,380)           (433,129)
Income (taxes) benefits                                           --                  --

Net loss                                                  (5,866,380)           (433,129)

Cumulative Convertible Preferred Stock
         Dividend Requirement                                 (4,951)            (10,200)
                                                        ------------        ------------

Net loss attributable to common stockholders            $ (5,871,331)       $   (443,329)
                                                        ============        ============

Weighted average common shares outstanding:
                  Basic and diluted                       13,268,969          10,551,727

Net loss per share (basic and assuming dilution):       $       (.44)       $       (.04)

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE SIX MONTHS ENDED
                                                     FEBRUARY 29, 2004    FEBRUARY 28, 2003
                                                     -----------------    -----------------
Revenues, net                                           $  6,152,508        $  4,834,338
Cost of revenues                                           4,134,047           2,917,050
                                                        ------------        ------------
Gross profit                                               2,018,461           1,917,288

Selling, general and administrative expenses               3,701,303           1,643,055
Impairment of goodwill (Note H)                            4,062,003                  --
Depreciation and amortization                                544,981             497,057
                                                        ------------        ------------
Total operating expenses                                   8,308,287           2,140,112

Loss from operations                                      (6,289,826)           (222,824)

Other income (expense):
    Interest expense                                        (403,574)           (177,876)
    Professional fees (Note I)                                    --            (161,021)
                                                        ------------        ------------
Total other expenses                                        (403,574)           (338,897)
Net Loss from operations, before
   income taxes                                           (6,693,400)           (561,721)
Income (taxes) benefits                                           --                  --

Net loss                                                  (6,693,400)           (561,721)

Cumulative Convertible Preferred
         Stock Dividend Requirement                           (4,951)            (20,400)
                                                        ------------        ------------

Net loss attributable to
       common stockholders                              $ (6,698,351)       $   (582,121)
                                                        ============        ============

Weighted average common shares outstanding:
                  Basic and diluted                       13,268,969          10,551,727

Net loss per share (basic and assuming dilution):       $       (.50)       $       (.05)

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                          FEBRUARY 29, 2004  FEBRUARY 28, 2003
                                                          -----------------  -----------------
Cash flows used in operating activities                     $(2,251,795)       $  (736,652)

Cash flows used in investing activities                        (193,014)           (18,306)

Cash flows provided by financing activities                   2,342,578            767,358

                                                            -----------        -----------
Net increase (decrease) in cash and
   cash equivalents                                            (102,231)            12,400

Cash and cash equivalents at beginning of period                337,953            (38,856)
                                                            -----------        -----------

Cash and cash equivalents at end of period                  $   235,722        $   (26,456)
                                                            ===========        ===========

Supplemental Cash Flow Information:
         Cash paid for interest                             $   228,795        $   167,781
         Cash paid for income taxes                                  --                 --

Non cash investing and financing activities:
         Accrual of preferred stock dividend                      4,951             20,400
         Preferred shares issued in exchange for debt         5,000,000
         Common shares issued in exchange for debt                   --            380,000
         Stock options issued in exchange for
                  services rendered                               7,787                 --
         Stock options issued in exchange for
                  previously incurred debt                      167,500                 --
         Warrants issued in exchange for
                  financing costs                               238,650                 --

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") operates two wholly owned subsidiaries, ecommerce support centers, inc.("ecom") and U.S. Convergion, Inc. ("Convergion"). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services, including data capture, cleansing, mining, integration, search, and intelligent document recognition; and Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for MicroSoft's and other communications vendors. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and Convergion. The Company's acquisition of Convergion occurred on April 3, 2003, and, accordingly, the financial statements included herein include the results of operations of Convergion during the quarter ended February 29, 2004. All significant inter-company transactions and balances have been eliminated.

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                For the three months ended                  For the six months ended
                                           February 29, 2004    February 28, 2003     February 29, 2004     February 28, 2003
                                          -----------------    -----------------     -----------------     -----------------
Net loss - as reported                       $ (5,866,380)           $ (433,129)         $ (6,693,400)          $ (561,721)
Add:   Total  stock  based   employee
compensation   expense  as   reported
under  intrinsic  value  method (APB.
No. 25)                                                  -                     -                     -                    -
Deduct:  Total stock  based  employee
compensation   expense  as   reported
under fair value based  method  (SFAS
No. 123)                                          (16,687)              (11,767)              (28,350)             (11,947)
                                             ------------            ----------          ------------           ----------

Net loss - Pro Forma                         $ (5,883,067)           $ (444,896)         $ (6,721,750)          $ (573,668)
Net  loss   attributable   to  common
stockholders - Pro forma                     $ (5,888,018)           $ (455,096)         $ (6,726,701)          $ (594,068)
Basic (and  assuming  dilution)  loss
per share - as reported                         $   (0.44)            $   (0.04)           $    (0.50)           $   (0.05)
Basic (and  assuming  dilution)  loss
per share - Pro forma                           $   (0.44)            $   (0.04)           $    (0.50)           $   (0.05)

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE B - BUSINESS COMBINATIONS (CONTINUED)

U.S. Convergion, Inc. (Continued)

The following summarizes the acquisition of Convergion:

Assets acquired                                     $ 2,588,152
Liabilities assumed                                  (5,817,256)
Goodwill                                              4,062,003
Acquisition costs                                      (161,000)
                                                    -----------
                                                    $  (671,899)
                                                    ===========

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

                                          For the Three Months Ended ,             For the Six Months Ended,
                                    February 29, 2004   February 28, 2003   February 29, 2004   February 28, 2003
                                    -----------------   -----------------   -----------------   -----------------
Revenues                              $  2,505,475        $  4,900,338        $  6,152,508        $ 11,941,061
Net loss attributable to common
shareholders                          $ (5,871,331)       $ (1,802,398)       $ (6,698,351)       $ (3,240,177)
Weighted average common
 shares outstanding:
      Basic and diluted                 13,268,969          10,551,727          13,268,969          10,551,727
Loss per share:
      Basic and diluted               $       (.44)       $       (.17)       $       (.50)       $       (.31)

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE B - BUSINESS COMBINATIONS (CONTINUED)

The unaudited proforma information has been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at February 29, 2004 and August 31, 2003 are as follows:

                                                                                      February 29, 2004     August 31, 2003
Note payable in monthly installments of a least $50,000 including interest at 6%
per annum; maturity date is August, 31, 2004; collateralized by 500,000 shares held by a major stockholder and personal guarantees by two
stockholders.                                                                               $854,644            $628,045
Note payable in monthly installments of $1,919 including interest at 7.34%
per annum; unsecured; maturity date is in May 2005.                                           30,487              40,787
Note payable in monthly installments of $2,813 including interest at 6% per
annum; unsecured; maturity date is in February 2005.                                          35,275              48,298
Note payable in weekly installments of $17,500, including interest at 4.15%
per annum; unsecured; maturity date is in April 2003; the Company is
currently in default under the terms of the note agreement.                                  238,481             238,481
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate; maturity date is June 9, 2004; collateralized by Company
furniture and equipment.                                                                   1,250,000           1,000,000
Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note F)                                                       172,225             275,954
Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note F)                                                       340,000              32,742
Note payable on demand to a related party, non-interest bearing; unsecured;
maturity date is in May 2004; the Company shall repay the note with Company
common stock. (Note F)                                                                       120,000             120,000
Note payable to Bank in monthly payments; interest rate is at bank's prime
lending rate plus 4.5%, secured by Company accounts receivable.                                    -             389,833
Note payable revolving agreement secured by accounts receivable with interest
payable monthly at approximately 16%, maximum borrowing capacity of $4,000,000               557,935                   -
Note payable; liabilities assumed pursuant to Assets Purchase Agreement with
Pliant (see Note B); interest payable at 12% per annum, interest due and principal due in March 2004; unsecured. As of March 31,2 004, the notes have not been repaid. The Company is currently in default under the terms of the
note agreement                                                                                41,133              41,133
                                                                                         -----------         -----------
                                                                                           3,640,180           2,815,273

Less: current portion                                                                     (3,632,602)         (2,526,457)
                                                                                         -----------         -----------
                                                                                         $     7,578         $   288,816
                                                                                         ===========         ===========

Aggregate maturities of notes payable as of February 29, 2004 are as follows:

         Fiscal Year                                               Amount
         -----------                                               ------

         2004                                                  $3,632,602
         2005                                                       7,578
                                                              -----------
         Total                                                $ 3,640,180
                                                              ===========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE D - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company's 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of February 29, 2004, the Company has 13,268,969 shares of common stock issued and outstanding.

In December 2003, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock "). Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference which is senior to the Company's Common Stock. In December 2003, the Company approved a private placement offering of up to $3,000,000 of its newly authorized Series A Convertible Preferred Stock. This offering, at a share price of $1.3325 per share for the Series A Preferred is convertible into one share of the Company's common stock after a one-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of February 29, 2004, the Company had issued an aggregate of 1,193,146 shares of Series A Preferred Stock and received $1,469,743 of proceeds from this offering, net of offering expenses of $120,257.

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at February 29, 2004, after giving effect to 1:10 reverse split in common stock in February 2003:


                                   Options Outstanding                                       Options Exercisable
                                   -------------------                                       -------------------
                                              Weighted Average
                              Number          Contractual Life     Weighted Average       Number       Weighted Average
   Exercise Price           Outstanding           (Years)           Exercise Price      Exercisable     Exercise Price
   --------------           -----------           -------           --------------      -----------     --------------
$  .01 - $ 2.98                 295,092                  2.75             $  1.67          183,092            $  1.27
$ 7.00 - $ 9.50                  20,000                  1.10             $  8.25           20,000            $  8.25
$10.25 - $11.40                  68,335                  0.93             $ 10.26           68,335            $ 10.26
                                -------                  ----             -------          -------            -------
                                383,427                  1.61             $  3.43          271,427            $  3.87
                                =======                  ====             =======          =======            =======

Transactions involving the Company's options issuance are summarized as follows:

                                                             Number                Weighted Average
                                                           of shares                Exercise Price
                                                           ---------                --------------
Outstanding at August 31, 2001                                210,693                   $  11.60
Granted                                                        16,000                        .10
Exercised                                                           -                          -
Cancelled                                                    (18,950)                      24.80
                                                             --------                   --------
Outstanding at August 31, 2002                                207,743                       9.00
                                                             ========                   ========
Granted                                                       185,000                       2.30
Exercised                                                           -                          -
Cancelled                                                    (90,533)                       3.66
                                                             --------                   --------
Outstanding at August 31, 2003                                302,210                       5.22
                                                             ========                   ========
Granted                                                        94,092                       0.26
Exercised                                                           -                          -
Cancelled                                                    (12,875)                      17.06
                                                             --------                   --------
Outstanding at February 29, 2004                              383,427                   $   3.43
                                                             ========                   ========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options (Continued)

The weighted-average fair value of stock options granted to shareholders during the periods ended February 29, 2004 and February 28, 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                      2004               2003
                                                      ----               ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                  1.01%             1.95%
Expected stock price volatility                          80%               23%
Expected dividend payout                                   -                 -
Expected option life-years (a)                    3.0 to 4.0        3.0 to 5.0

(a) The expected option life is based on contractual expiration dates.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at February 29, 2004 after giving effect to 1:10 reverse split in common stock in February 2003.


                                 Warrants Outstanding                                      Warrants Exercisable
                                 --------------------                                      --------------------

                                             Weighted Average
                             Number         Contractual Life   Weighted Average                       Weighted Average
  Exercise Prices:         Outstanding          (Years)         Exercise Price    Number Exercisable   Exercise Price
  ----------------         -----------          -------         --------------    ------------------   --------------

                                             Weighted Average
                              Number         Contractual Life   Weighted Average                       Weighted Average
  Exercise Prices:          Outstanding          (Years)         Exercise Price    Number Exercisable   Exercise Price
  ----------------          -----------          -------         --------------    ------------------   --------------
$ 1.33 - $ 7.81               4,176,156                3.59             $ 2.62           4,176,156             $ 2.62
$10.00 - $11.88                 152,931                1.20             $11.20             152,931            $ 11.20
$12.81 - $17.50                  21,350                1.72             $15.13              21,350            $ 15.13
$25.00 - $33.75                  16,250                0.93             $25.67              16,250            $ 25.67
                              ---------                ----             ------           ---------             ------
                              4,366,887                3.48             $ 3.06           4,366,887             $ 3.06
                              =========                ====             ======           =========             ======


Transactions involving the Company's warrants issuance are summarized as follows:

                                                     Number               Weighted Average
                                                   of shares               Exercise Price
Outstanding at August 31, 2001                       868,056                 $    25.60
Granted                                                    -                       0.00
Exercised                                                  -                       0.00
Cancelled                                          (265,622)                      12.50
                                                   ---------                  ---------
Outstanding at August 31, 2002                       602,434                  $   17.00
                                                   =========                  =========
Granted                                            3,891,014                       2.83
Exercised                                                  -                          -
Cancelled                                          (358,272)                       7.94
                                                   ---------                  ---------
Outstanding at August 31, 2003                     4,135,176                  $    3.43
                                                   =========                  =========
Granted                                              270,464                       1.94
Exercised                                                  -                          -
Cancelled                                           (38,753)                      22.54
                                                   ---------                  ---------
Outstanding at February 29, 2004                   4,366,887                  $    3.06
                                                   =========                  =========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

The weighted-average fair value of stock warrants granted to shareholders during the periods ended February 29, 2004 and February 28, 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                         2003           2002
                                                         ----           ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                    1.01%           1.95%
Expected stock price volatility                            80%             23%
Expected dividend payout                                     -               -
Expected warrant life-years (a)                     3.0 to 4.0      3.0 to 4.0

(a)The expected warrant life is based on contractual expiration dates.

 If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $6,721,750 and $(.50) in for the period ended February 29, 2004 and $573,668 and $(.05) for the period ended February 28, 2003, respectively (Note A). The estimated value of the options and warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the stock options to consultants was $7,787 and $0 during the period ended February 29, 2004 and February 28, 2003, respectively. The amount of the expense charged to operations in connection with granting warrants in exchange for financing costs for the issuance of Series A Preferred Stock amounted $238,650 and $0 during the period ended February 29, 2004 and February 28, 2003, respectively. In February 2004, the Company also granted an aggregate of 84,092 options in exchange for $167,500 of previously incurred debt.

NOTE F - RELATED PARTY TRANSACTIONS

During the six months and three month periods ended February 29, 2004, the Company recognized $678,362 and $294,461 of sales in connection with services provided Gibralter Publishing, Inc., and/or its successor entities ("Gibralter") representing 11% and 12%, respectively of the Company's sales for each of these periods. Gibralter was indebted to the Company for services in the amount of $531,968 (net of allowance for doubtful account of $60,000) and $541,867 at February 29, 2004 and February 28, 2003, respectively. Additionally, Gibralter owes the Company $80,755 for certain administrative expenses that the Company paid on its behalf in prior years. Gibralter was owned by the Company's officer, director and significant shareholder.

The Company also provides services to J&C Nationwide, Inc. and Cheapseats, Inc., companies owned by a director and significant shareholder of the Company. The Company recognized a total of $336,643 and $132,091 of sales in connection with services provided to J&C Nationwide, Inc. and Cheapseats, Inc., representing 6% and 5%, respectively of the Company's sales for the six month and three month periods ended February 29, 2004. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the amount of $0 and $13,351 at February 29, 2004 and February 28, 2003, respectively.

During the three month period ended February 29, 2004, two of the Company's principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of February 29, 2004, the amount due to the shareholders is $512,225 (Note C). Additionally, a Company principal shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of February 29, 2004, the amount due to the shareholder is $120,000 (Note C). The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE G - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2003 and the first two quarters of 2004, the Company operated in the following two reportable segments:

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

The following table summarizes segment asset and operating balances by reportable segment.

                                                     February 29, 2004   February 28, 2003
                                                     -----------------   -----------------
          Net Sales to External Customers:
          Outsourced contact center services             $ 3,997,404        $ 4,834,338
          Systems design and integration                   2,155,104                 --
          Corporate                                               --
                                                         -----------        -----------
          Total Sales to External Customers              $ 6,152,508        $ 4,834,338
                                                         ===========        ===========


          Depreciation and Amortization:
          Outsourced contact center services             $   495,535        $   497,057
          Systems design and integration                      49,446                 --
          Corporate                                               --                 --
                                                         -----------        -----------
          Total Depreciation and Amortization            $   544,981        $   497,057
                                                         ===========        ===========


          General and Administrative Expense:
          Outsourced contact center services             $ 1,720,848        $ 1,262,854
          Systems design and  integration                    927,340                 --
          Corporate                                        1,053,115            380,201
                                                         -----------        -----------
          Total General and Administrative Expense       $ 3,701,303        $ 1,643,055
                                                         ===========        ===========


          Capital Expenditures:
          Outsourced contact center services             $   193,014        $    18,731
          Systems design and  integration                         --                 --
          Corporate                                               --                 --
                                                         -----------        -----------
          Total Capital Expenditures                     $   193,014        $    18,731
                                                         ===========        ===========


          Operating income (losses):
          Outsourced contact center services             $(5,370,216)       $   (20,499)
          Systems design and  integration                   (270,069)                --
          Corporate                                       (1,053,115)          (541,222)
                                                         -----------        -----------
          Total Segment Operating Losses                 $(6,693,400)       $  (561,721)
                                                         ===========        ===========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE G - SEGMENT INFORMATION (CONTINUED)

                                                      February 29, 2004       August 31, 2003
                                                      -----------------       ---------------
         Segment Assets:
         Outsourced contact center services               $3,971,301            $7,477,919
         Systems design and integration                      738,586             1,719,831
         Corporate                                            33,221                35,421
                                                          ----------            ----------
         Total Segment Assets                             $4,743,108            $9,233,171
                                                          ==========            ==========


NOTE H. IMPAIRMENT OF GOODWILL

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. A majority of the Company's goodwill is included in it's customer relationship management (CRM) services reporting unit (" Convergion"), which is included in the outsourced contact center solutions and customer Relationship Management (CRM) services segment. The test completed in the second quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of :

      o     Significant operating losses during the past six months

      o     Unanticipated decline in revenues and profitability

      o     Loss of key personnel


As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.30 per share during the quarter ended February 29, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE I. PROFESSIONAL FEES

Professional fees consist of legal fees related to the Company's sale of common stock in February 2003. This sale of common stock resulted in a change in the controlling interest of the Company and fees related to this transaction have been shown as a cost of the period.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                    UNAUDITED


NOTE J.  SUBSEQUENT EVENTS

The Company has continued to raise capital in connection with a private placement of its Series A Convertible Preferred Stock. Since February 29, 2004, an additional 761,351 shares have been sold which provided $1,014,500 in proceeds to the Company.

On March 25, 2004, the Company entered into an agreement to issue to an investment group 350,000 shares of its newly designated Series B Convertible Preferred Stock, $.001 par value per Share, with a stated value of $10.00 per share and an aggregate stated value of $3.5 million.

Prior to the deduction of commissions and other expenses, the issuance of such shares is expected to generate $1.75 million of proceeds to the Company. The transaction is expected to close on or about April 20, 2004, although there can be no assurance that it will close on such date or at all.

The Series B Convertible Preferred Stock has liquidation preference of $10.00 per share, is non-voting and accrues no dividend, and is convertible into the Company's Common Stock at any time with a conversion price that is based on 80% of the lowest closing bid price for the Company's Common Stock during the 10 days prior to the conversion notice. Such conversion price has floor of $8.75 and a ceiling of $1.75, based on the stated value of $3.5 million. Additionally, the investor will receive an option to acquire additional share of Company Common Stock to the extent that such conversion results in the receipt of less than 4,000,000 shares of Common Stock. Such option will have an exercise price of $1.92, $.10 above the closing bid price on the effective date of the agreement between the parties, and will be exercisable for a 30-day period following the completion of the conversion of all shares of Preferred Stock. The option is exercisable only upon the payment of the cash exercise price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") operates two wholly owned subsidiaries, Ecommerce Support Centers, inc.("ecom") and U.S. Convergion, Inc. ("Convergion"). ecom provides outsourced contact center solutions and Customer Relationship Management (CRM) services, including data capture, cleansing, mining, integration, search, and intelligent document recognition; and Convergion provides systems design, integration, sales and service of internal contact centers and is a reseller for MicroSoft's and other communications vendors. Combined, the subsidiaries provide inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

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

The Company maintains business relationships with three related businesses, Gibralter Publishing, Inc. ("Gibralter"), Cheapseats, Inc. and J&C Nationwide, Inc. Each of these companies has call center contracts with the Company's ecom subsidiary and is owned or controlled by an officer and/or board member of the Company. These three related companies accounted for approximately $624,654 or 17% of the revenues for the three-month period ended February 29, 2004.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2004 and 2003, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

                                     Three months Ended              Six months Ended
                                  February 29,   February 28,   February 29,   February 28,
                                     2004           2003           2003           2003
                                     ----           ----           ----           ----
                                         (UNAUDITED)                   (UNAUDITED)
          Total revenues              100%          100%           100%         100%

          Cost of revenues           66.4%         63.2%          67.2%        60.3%
                                   --------      --------      --------     --------
          Gross profit               33.6%         36.8%          32.8%        39.7%

          Operating expenses        256.9%         47.2%         135.0%        44.3%
                                   --------      --------      --------      --------
          Operating loss          (223.43%)       (10.4%)       (102.2%)       (4.6%)

          Interest expense          (10.8%)        (1.1%)         (6.6%)       (3.7%)
          Professional fees            (-%)        (6.8%)          ( -%)       (3.3%)
                                   --------      --------      --------      --------
          Net loss                 (234.1%)       (18.3%)       (108.8%)      (11.6%)
                                   --------      --------      --------      --------

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 TO THE THREE MONTHS ENDED FEBRUARY 28, 2003

Revenues for the three months ended February 29, 2004 and February 28, 2003 were $2,505,475 and $2,359,288, respectively, representing a 6.2% increase in sales. This increase is due primarily to the acquisition of U.S. Convergion, Inc. in April 2003. Revenue from Convergion for the three months ended February 29, 2004 was $537,689. Revenue from the Company's ECOM subsidiary declined from the three months ended February 28, 2003 to February 29, 2004 by $396,007 or 16.8%. This decline was due entirely to the reduction in the volume of the Gibralter contract from $949,659 to $294,461 for the three months ended February 28, 2003 to February 29, 2004, respectively. This decline of $655,198 in the Gibralter contract from the three months ended February 28, 2003 to February 29, 2004 was partially offset by increases in Cheapseats, Inc. and J&C Nationwide, Inc. volume of $118,740 and other third party contracts of $110,451.

Cost of revenues of $1,665,011 and $1,490,174, respectively for the three months ended February 29, 2004 and February 28, 2003 were 66.4% and 63.2% of revenue for the periods. The increase in cost of revenues and increase as a percentage of revenue from the three months ended February 29, 2004 to February 28, 2003 is due to slightly higher sales volume attributed totally to the Convergion acquisition discussed in the preceding paragraph. Convergion's cost of revenue is lower as a percentage of sales than the Company's ECOM subsidiary so the overall percentage increase in cost of revenue is due to declining margins in the ECOM subsidiary. From February 28, 2003 to February 29, 2004, ECOM experienced an increase in cost of revenue and corresponding decline in gross margin of approximately 5%. This 5% decline in gross margin at the ECOM subsidiary accounts for approximately $100,000 of the increase in the cost of revenue for the entire Company which is all of the percentage increase. This increase is due to an overall increase in telephone expense while revenue declined, and a reduction in ancillary charges related to the Company's contract with Gibralter and successor entities. Correspondingly, gross profit declined $28,650 or 3.3%, from February 28, 2003 to February 29, 2004.

Operating expenses, which include the impairment charge and depreciation and amortization, have increased dramatically as percentage of revenue to 256.9% from 47.2% for the three months ended February 29, 2004 and February 28, 2003, respectively. This increase of $5,322,694 to $6,437,554 for the three months ended February 29, 2004 is due primarily to the impairment charge of $4,062,003 related to the goodwill recorded in April 2003 for the purchase of Convergion. The remaining balance of the increase in operating expenses, which totals $1,260,691, is due primarily to costs of the Convergion subsidiary and the Pliant division which had not been acquired in the three month period ended February 28, 2003. The total increase related to these two factors accounted for $578,376 of the increase. The balance of the increase in operating expenses related to salaries and professional fee expenses that increased approximately $247,175 from 2003 to 2004 and payment of $65,000 during the three months ended February 29, 2004 for licensing of the Company's URL address.

Interest expense increased from $26,362 to $269,290 during the three months ended February 28, 2003 as compared to the three months ended February 29, 2004. As a percentage of revenue this increase is from 1.1% to 10.75% and is attributable to increased borrowings during the three months ended February 29, 2004 compared to the same period in the prior year, following the purchase of U.S. Convergion, Inc. and continued operating losses

Professional fees consist of legal fees related to the Company's sale of a majority interest of its common stock in February 2003 and various other actions related to the special shareholders meeting. These fees, shown as non-operating expenses, are non-recurring in nature. These costs of $161,021 for the three months ended February 28, 2003 are 6.8% of revenue. For the three months ended February 29, 2004, no transaction of this nature was present.

Net loss for the three months ended February 29, 2004 and February 28, 2003 was $5,866,380 and $433,129, respectively. This increase of $5,433,251 in the loss from 2003 to 2004 represents a 1254% increase in net loss. This increase is due primarily to the impairment charge related to the goodwill recorded in conjunction with the purchase of the Company's Convergion subsidiary in April 2003. Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. A majority of the Company's goodwill is included in it's customer relationship management (CRM) services reporting unit (" Convergion"), which is included in the outsourced contact center solutions and customer Relationship Management (CRM) services segment. The test completed in the second quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows.

      The decrease in fair value is a result of:

      o     Significant operating losses during the past six months

      o     Unanticipated decline in revenues and profitability

      o     Loss of key personnel


As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.30 per share during the quarter ended February 29, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

This charge of $4,062,003 and the other components of operating losses related to the Company's Convergion subsidiary and costs related to the Pliant Technologies division which incurred losses of $328,961 and $89,544, respectively during the three months ended February 2004 are the primary factors in the increase.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2004 TO THE SIX MONTHS ENDED FEBRUARY 28, 2003

Revenues for the six months ended February 29, 2004 and February 28, 2003 were $6,152,508 and $4,834,338, respectively, representing a 27.2% increase in sales. This increase of $1,318,170 is due to the acquisition of U.S. Convergion, Inc. in April 2003. Revenue from Convergion for the six months ended February 29, 2004 was $2,155,104. Revenue from the Company's ECOM subsidiary declined from the six months ended February 28, 2003 to February 29, 2004 by $836,934 or 17.3%. This decline was due entirely to the reduction in the volume of the Gibralter contract from $2,021,034 to $678,362 for the six months ended February 28, 2003 to February 29, 2004, respectively. This decline of $1,342,672 in the Gibralter contract from the six months ended February 28, 2003 to February 29, 2004 was partially offset by increases in Cheapseats, Inc. and J&C Nationwide, Inc. volume of $323,292 and other third party contracts of approximately $180,000.

Cost of revenues of $4,134,047 and $2,917,050, respectively for the six months ended February 29, 2004 and February 28, 2003 were 67.2% and 60.3% of revenue for the periods. The increase in cost of revenues and increase as a percentage of revenue from the six months ended February 29, 2004 to February 28, 2003 is due to higher sales volume attributed totally to the Convergion acquisition discussed in the preceding paragraph. Convergion's cost of revenue is lower as a percentage of sales than the Company's ECOM subsidiary so the overall percentage increase in cost of revenue is due to declining margins in the ECOM subsidiary. From February 28, 2003 to February 29, 2004, ECOM experienced an increase in cost of revenue and corresponding decline in gross margin of approximately 9%. This 9% decline in gross margin at the ECOM subsidiary accounts for approximately $340,000 of the increase in the cost of revenue for the entire Company which is substantially all of the percentage increase. This increase is due to an overall increase in telephone expense while revenue declined, and a reduction in ancillary charges related to the Company's contract with Gibralter and successor entities.

Operating expenses of $8,308,287 and $2,140,112, respectively for the six months ended February 29, 2004 and February 28, 2003 were 135.0% and 44.3% of revenue for these periods. The increase of $6,168,175 from 2003 to 2004 is due primarily to the impairment charge of $4,062,003 in 2004 related to the goodwill recorded in April 2003 at the purchase of Convergion. The remaining balance of the increase in operating expenses, which totals $2,106,172 is due primarily to costs of the Convergion subsidiary and the Pliant division which had not been acquired in the six month period ended February 28, 2003. The total increase related to these two factors accounted for $1,154,789 of the increase. The balance of the increase in operating expenses related to salaries and professional fee expenses that increased approximately $306,284 from 2003 to 2004 and payment of $65,000 during the three months ended February 29, 2004 for licensing of the Company's URL address.

Interest expense increased 127% from $177,876 to $403,574 from the six months ended February 28, 2003 to the six months ended o February 29, 2004. As a percentage of revenue, interest expense increased from 3.7% to 6.6% from the six months ended February 28, 2003 to February 29, 2004. This increase is attributable almost entirely to increased borrowings following the purchase of U.S. Convergion, Inc. and continued operating losses.

Professional fees consist of legal fees related to the Company's sale of a majority interest of its common stock in February 2003 and various other actions related to the special shareholders meeting. These fees, shown as non-operating expenses, are non-recurring in nature. These costs of $161,021 for the six months ended February 28, 2003 are 3.3% of revenue. For the six months ended February 29, 2004, no transaction of this nature was present.

Net loss for the six months ended February 29, 2004 and February 28, 2003 was $6,693,400 and $561,721 respectively. This increase of $6,131,679 is due primarily to the impairment charge taken in the six month period ended February 29, 2004 related to the goodwill recorded in conjunction with the purchase of the Company's Convergion subsidiary in April 2003. Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. A majority of the Company's goodwill is included in it's customer relationship management (CRM) services reporting unit (" Convergion"), which is included in the outsourced contact center solutions and customer Relationship Management (CRM) services segment. The test completed in the second quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of :

      o     Significant operating losses during the past six months

      o     Unanticipated decline in revenues and profitability

      o     Loss of key personnel


As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.30 per share during the six months ended February 29, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

This charge of $4,062,003 and the other components of operating losses related to the Company's Convergion subsidiary and costs related to the Pliant Technologies division which incurred losses of $270,069 and $167,652, respectively during the six months ended February 2004 are the primary factors in the increase

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and its cash resources on hand are insufficient for its long term needs. As a result, certain vendor payables, capital leases and other obligations are in arrears and in default. Sale of Series A Convertible Preferred shares since December 2003 has resulted in approximately $2,600,000 in capital for the Company through April 2, 2004. This is a significant part of a funding plan to stabilize liquidity issues at the Company. The Company is continuing to pursue other capital sources to enable it to grow and enhance its operations going forward.

The Company's two principal shareholders (who took control of the Company in the February 2003 transaction) have also consistently provided the Company with additional capital in the form of loans throughout the year, on a discretionary basis. Advances have been in response to a pressing need to meet a critical obligation of the Company. As of February 29, 2004, these shareholders had provided the Company with advances of $512,225. The Company expects that the need to rely on these loans will be greatly diminished with the success of other capital raising activities.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. During the three month and six month periods ended February 29, 2004, the Company obtained $5,970 and $486,678 in loans from individuals who were principals in the February 2003 transaction described above.

Cash used in operating activities was $2,251,795 for the six months ended February 29, 2004. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $193,014 in computers and leasehold improvements during this period. The Company met its cash requirements during the six months ended February 29, 2004 mainly through the receipt of $1,469,743 in proceeds from its sale of its Series A Preferred Stock, net of offering expenses of approximately $120,000.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "estimates," "intends," "will" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as the Company's expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include the Company's current plans for improving liquidity and its future acquisition plans. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue; general economic conditions; the ability to integrate acquisitions successfully and without disruptions to normal operations; and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

(a) On February 29, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation

                                            PART II

ITEM 1. Legal Proceedings

      None

ITEM 2. Changes in Securities and Use of Proceeds

      (a)   None

      (b) During the quarter ended February 29, 2004, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock "). The Series A Preferred Stock accrues a four-percent annual dividend in additional shares of Series A Preferred Stock, and has a liquidation preference that is senior to the Company's Common Stock. The Series B Preferred Stock has a liquidation preference which is senior to the Company's Common Stock.

      (c) During the three-month period ending February 29, 2004, the Company approved a private placement offering of up to $3,000,000 of its newly authorized Series A Preferred Stock. This Preferred Stock for the Series A Preferred Stock is convertible into shares of the Company's Common Stock on a one-for -one basis after on-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of February 29, 2004, the Company had issued 1,193,146 shares and received $1,469,743 of proceeds from this offering, net of offering expenses of $120,257. The Company also granted an aggregate of 170,464 warrants in exchange for $238,650 of financing costs in connection with this offering.

            The Shares of Series A Preferred Stock are being offered by a registered broker dealer who receives a commission of 7% to the gross proceeds for shares sold, together with one (1) warrant to purchase one (1) share of Common Stock, upon the terms described following, per seven (7) shares of Series A Preferred Stock sold. The terms of the Warrant include the following:

                  (1)   Exercise Price of $1.3325 per share of Common Stock;

                  (2)   a 3 year tern;

                  (3) the holder is entitled to a cashless exercise of such warrant; and

                  (4) the holder of such warrants is entitled to registration rights identical to any such rights granted to holders of the Company's Preferred Stock.

            The offering is being made to accredited and unaccredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      (a)   The Company held its Annual Meeting of Stockholders on January 21,
            2004.

      (b)   N/A

      (c)   None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                 No.       Description

                  4.1 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Convertible Preferred Stock of Market Central, Inc. (filed herewith)

                  4.2 Certificate of Designation of the rights and preferences of Series B Convertible Preferred Stock of Market Central, Inc. (filed herewith)

                  31.1 Certification of Terrence Leifheit Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  31.2 Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (b) Reports on Form 8-K filed during the three months ended February 29, 2004.

            The Company filed Form 8-K, dated December 3, 2003 under Items 7. Financial Statements and Exhibits

            The Company filed Form 8-K amendment, earliest event report dated July 31, 2003 under Items 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

            The Company filed Form 8-K amendment, earliest event report dated April 3, 2003 under Items 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MARKET CENTRAL, INC.


Date:    April 15, 2004                     By /s/ Terrence Leifheit
                                            ----------------------------
                                            Terrence Leifheit
                                            President


Date:    April 15, 2004                     By /s/ Clifford Clark
                                            ----------------------------
                                            Clifford Clark
                                            Chief Financial Officer

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


Date:  April 15, 2004

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


Date:  April 15, 2004

                                 /s/ Clifford A. Clark
                                 -----------------------------
                                 Clifford A. Clark
                                 Chief Financial Officer (only to be consistent)