Form 10QSB
period 2004-05-31
MARKET CENTRAL INC
filed 2004-07-27
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 2004

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

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

      Class: Common Stock, $.001 par value

      Outstanding as of July 13, 2004: 13,336,469 shares

Transitional Small Business Disclosure Format (check one):  Yes|_|        No |X|

PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2004 and 2003 and for the three months and nine months ended May 31, 2004 and 2003, respectively have been prepared by Market Central, Inc., a Delaware corporation.

                              MARKET CENTRAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004
                                   (UNAUDITED)

 ASSETS
 Current Assets:
 Cash and cash equivalents                                                   $    947,367
 Accounts receivable, net                                                       1,125,598
 Accounts receivable - related parties (Note F)                                   776,138
 Inventory                                                                         10,768
 Prepaid expenses and other assets                                                125,150
                                                                             ------------
 Total Current Assets                                                           2,985,021

 Property and Equipment:
 Furniture and fixtures                                                           930,659
 Computers and software                                                         1,914,009
 Leasehold improvement                                                          1,223,278
                                                                             ------------
                                                                                4,067,946
 Less: accumulated depreciation                                                 3,340,299
                                                                             ------------
 Total Property and Equipment:                                                    727,647

 Other Assets:
 Deposits                                                                          79,833
 Patents and trademarks                                                            97,319
 Organization costs                                                                   425
 Goodwill                                                                         745,050
                                                                             ------------
Total Other Assets                                                                922,627

 Total Assets                                                                $  4,635,295
                                                                             ============
 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current Liabilities:
 Cash disbursed in excess of available funds                                 $     13,423
 Accounts payable and accrued liabilities                                       4,692,599
 Accrued liabilities in connection with merger                                    335,136
 Note payable to related parties (Note C)                                         533,745
 Notes payable, current portion (Note C)                                        2,313,174
 Accrued preferred stock dividend                                                  30,828
 Current portion of capital lease obligation                                      570,584
                                                                             ------------
 Total Current Liabilities                                                      8,489,489

 Notes payable, long-term portion (Note C)                                          1,824
 Capital lease obligation - long-term portion                                      67,203

 Commitments and Contingencies (Note I)                                                --

 Deficiency in Stockholders' Equity (Note D):
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
 Series A - 2,239,700 shares issued and outstanding at May 31, 2004                 2,240
 Series B - 350,000 shares issued and outstanding at May 31, 2004                     350
 Common stock, par value $.001 per share; 75,000,000 shares authorized;
 13,336,469 shares issued and outstanding at May 31, 2004                          13,336
 Additional paid-in-capital                                                    27,421,015
 Preferred stock dividend                                                        (875,000)
 Accumulated deficit                                                          (30,485,162)
                                                                             ------------
                                                                               (3,923,221)
                                                                             ------------
 Total Liabilities and Deficiency in Stockholders' Equity                    $  4,635,295
                                                                             ============

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004 AND 2003

                                                   For the three months ended       For the nine months ended
                                                           May 31,                          May 31,
                                                      2004            2003           2004              2003
                                                  ------------    ------------    ------------    ------------
Revenues, net                                     $  1,975,300    $  2,132,299    $  5,972,704    $  6,966,637
Cost of sales                                        1,379,966       1,427,981       4,161,508       4,345,031
                                                  ------------    ------------    ------------    ------------
Gross profit                                           595,334         704,318       1,811,196       2,621,606

Operating expenses:
Selling, general and administrative                  1,687,096         995,518       4,461,059       2,638,573
Professional fees (Note H)                                  --              --              --         161,021
Impairment of goodwill (Note G)                             --              --       4,062,003              --
Depreciation and amortization                          258,091         248,454         753,626         745,511
                                                  ------------    ------------    ------------    ------------
Total operating expenses                             1,945,187       1,243,972       9,276,688       3,545,105

Loss from operations                                (1,349,853)       (539,654)     (7,465,492)       (923,499)

Other income (expenses):                                    --              --              --              --
Interest income (expenses)                            (190,307)       (110,165)       (593,881)       (288,041)
                                                  ------------    ------------    ------------    ------------
Total other expenses                                  (190,307)       (110,165)       (593,881)       (288,041)

Loss from continuing operations, before income
taxes and discontinued operations                   (1,540,160)       (649,819)     (8,059,373)     (1,211,540)
Provision for income taxes                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations, before
discontinued operations                             (1,540,160)       (649,819)     (8,059,373)     (1,211,540)

Loss from discontinued operations (Note B)            (657,398)       (623,620)       (831,585)       (623,620)
Gain from disposal of discontinued operations
(Note B)                                             2,749,370              --       2,749,370              --
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $    551,812    $ (1,273,439)   $ (6,141,588)   $ (1,835,160)
                                                  ============    ============    ============    ============
Preferred stock dividend - beneficial
conversion feature (Note D)                           (875,000)             --        (875,000)             --
Cumulative convertible preferred stock dividend
requirements (Note D)                                  (25,877)             --         (30,829)             --
                                                  ------------    ------------    ------------    ------------
Net loss attributable to common shareholders      $   (349,065)   $ (1,273,439)   $ (7,047,417)   $ (1,835,160)
                                                  ============    ============    ============    ============
Net earnings (loss) per common share              $      (0.03)   $      (0.10)   $      (0.53)   $      (0.14)
Continuing operations:
  Basic                                                  (0.18)          (0.05)          (0.67)          (0.09)
  Diluted                                                (0.18)          (0.05)          (0.67)          (0.09)
Discontinued operations:
  Basic                                                   0.15           (0.05)           0.14           (0.05)
  Diluted                                                 0.15           (0.05)           0.14           (0.05)
Weighted Average Shares Outstanding
  Basic                                             13,299,676      13,040,618      13,279,279      13,040,618
  Diluted                                           13,299,676      13,040,618      13,279,279      13,040,618

 See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE NINE MONTHS ENDED
                                                                                 MAY 31,
                                                                         2004            2003
Cash flows used in operating activities                               $(3,337,184)   $(1,617,758)

Cash flows used in investing activities                                  (250,755)       (22,861)

Cash flows provided by financing activities                             4,197,353      1,678,624
                                                                      -----------    -----------
Net increase in cash and
   cash equivalents                                                       609,414         38,005

Cash and cash equivalents at beginning of period                          337,953        (38,856)
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $   947,367    $      (851)
                                                                      ===========    ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                              $   328,805    $   288,041
Cash paid during the period for income taxes                                   --             --
Stock options and warrants issued in exchange for services rendered       662,587             --
Common stock issued for debts                                                  --        380,000
Preferred stock issued in exchange for debts                                   --      5,000,000
Reversal of preferred stock dividend                                           --       (221,000)
Disposal of US Convergion, Inc.: (Note B)
  Sylvia common stock received                                                500             --
  Assets disposed of                                                      (68,211)            --
  Debts assumed by buyer                                                2,967,081             --
  Net gain on disposal of segment                                      (2,749,370)            --
                                                                      -----------    -----------
  Net cash paid for disposition                                           150,000             --
                                                                      ===========    ===========
Acquisition of US Convergion, Inc.:
  Assets acquired                                                              --      2,588,152
  Goodwill                                                                     --      4,062,003
  Liabilities assumed                                                          --     (5,817,256)
  Common stock issued                                                          --       (671,899)
                                                                      -----------    -----------
  Net cash paid for acquisition                                                --        161,000
                                                                      ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Market Central, Inc. (the "Company") is a global technology management company specializing in solutions that connect people and businesses with information. The company holds multiple patents and patent-pending technologies and has developed a suite of solutions that include software for next-generation search, intelligent document recognition, data capture, cleansing, mining, and integration.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecom and U.S. Convergion, Inc. ("Convergion"). All significant inter-company transactions and balances have been eliminated in consolidation. In May 2004, the Company sold Convergion to Sylvia Holding Co., Inc. ("Sylvia"), a Nevada Corporation, in exchange for 500,000 shares of Sylvia's common stock, and other goods and valuable consideration. The Convergion business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B. The Company currently operates one wholly-owned subsidiary, ecommerce support centers, inc. ("ecom"). ecom provides outsourced contact center solutions.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2003 and adopt the interim disclosure provisions for its financial reports for the subsequent periods.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                  For the three months ended         For the nine months ended
                                                             May 31,                            May 31,
                                                     2004              2003             2004              2003
                                                 -----------       -----------       -----------       -----------
Net income (loss) - as reported                  $   551,812       $(1,273,439)      $(6,141,588)      $(1,835,160)
Add: Total stock based employee
compensation expense  as  reported  under
intrinsic value method (APB. No. 25)                      --                --                --                --
Deduct: Total stock based employee
compensation  expense as reported
under fair  value  based  method  (SFAS No 123)      (27,930)         (146,413)          (56,280)         (158,360)
                                                 -----------       -----------       -----------       -----------
Net income (loss) - Pro Forma                    $   523,882       $(1,419,852)      $(6,197,868)      $(1,993,520)
                                                 ===========       ===========       ===========       ===========
Net loss attributable to common
stockholders - Pro forma                         $  (376,995)      $(1,419,852)      $(7,103,697)      $(1,993,520)
                                                 ===========       ===========       ===========       ===========
Basic  and  diluted  (loss)  per share - as
reported                                         $     (0.03)      $     (0.10)      $     (0.53)      $     (0.14)
Basic and  diluted  (loss)  per share - Pro
forma                                            $     (0.03)      $     (0.11)      $     (0.53)      $     (0.15)

Reclassification

Certain reclassifications were made to the prior periods' data so as to conform to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - DISCONTINUED OPERATIONS

In May 2004, the Company sold its wholly owned subsidiary, US Convergion, Inc. ("Convergion") to Sylvia Holding Co., Inc. ("Sylvia") through a Stock Purchase Agreement ("Agreement"). Pursuant to the Agreement, Sylvia acquired certain assets and assumed certain liabilities of Convergion and agreed to issue to the Company a total of 500,000 shares of its common stock valued at $0.001 per share.

As a result of the sale of the Convergion business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the period ended May 31, 2004 and 2003 were:

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

                  For the three months                 For the nine months
                      ended May 31,                      ended May 31,
                 2004              2003             2004              2003
             -----------       -----------       -----------       -----------
Revenues     $    94,250       $ 1,041,073       $ 2,249,354       $ 1,041,073
Expenses        (751,648)       (1,664,693)       (3,080,939)       (1,664,693)
             -----------       -----------       -----------       -----------
Net (loss)   $  (657,398)      $  (623,620)      $  (831,585)      $  (623,620)
             ===========       ===========       ===========       ===========

The following summarizes the gain on the disposition of the Convergion business segment:

Sylvia common stock                                                 $       500
Debts assumed by Sylvia                                               2,967,081
Net assets disposed of                                                  (68,211)
Disposition costs                                                      (150,000)
                                                                    -----------
Net gain on disposal of segment                                     $ 2,749,370
                                                                    ===========

In connection with the Stock Purchase Agreement, the Company issued to Sylvia a promissory note ("Note") in the amount of $500,000 to serve as security for the obligations of the Company under the Stock Purchase Agreement. The Note shall only become due and payable upon the demand of Sylvia upon an event of default of the Stock Purchase Agreement. Additionally, the Company entered into a Security Agreement with Sylvia. Pursuant to the Security Agreement, the Company granted Sylvia a security interest in any and all existing or after acquired assets of the Company, up to $3,000,000, securing the Company's obligations to Sylvia under the Note (collectively the "Escrow Document"). The Escrow Document is held by the legal counsel of Sylvia and shall be released to the Company when all covenants, representation, and conditions in the Stock Purchase Agreement are complied and satisfied.

In connection with the potential settlement of the litigation described in Note I, the Company may be required to amend the Stock Purchase Agreement to comply with the Court's Order. While remote, the amendment would include, but not be limited to the rescission of the sale of U.S. Convergion, Inc.


NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes Payable at May 31, 2004 are as follows:

                                                                                                                May 31, 2004
                                                                                                                ------------
Note payable in monthly installments of a least $50,000 including interest at 6% per annum; maturity date is August, 31, 2004; collateralized by 500,000 shares held by a major stockholder and personal
guarantees by two stockholders.                                                                                 $  601,134
Note payable in monthly installments of $1,919 including interest at 7.34% per annum; unsecured;
maturity date is in May 2005.                                                                                       24,730
Note payable in monthly installments of $2,813 including interest at 6% per annum; unsecured;
maturity date is in February 2005.                                                                                  27,288
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate; maturity
date is June 9, 2004; collateralized by Company furniture and equipment.                                         1,250,000
Note payable on demand to a related party, interest payable at 6% per annum on repayment date;
unsecured. (Note F)                                                                                                179,690
Note payable on demand to a related party, interest payable at 6% per annum on repayment date;
unsecured. (Note F)                                                                                                234,056
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date is in May
2004; the Company shall repay the note with Company common stock. (Note F)                                         120,000

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

                                                                     (Continued)
                                                                     -----------
Note payable revolving agreement secured by accounts receivable with interest payable monthly at approximately 16%, maximum
borrowing capacity of $4,000,000                                       370,712
Note payable; liabilities assumed pursuant to Assets Purchase
Agreement with Pliant Technologies,Inc.; interest payable at
12% per annum, interest due and principal due in March 2004;
unsecured. The Company is currently in default under the terms
of the note agreement                                                   41,133
                                                                   -----------
                                                                     2,848,743

Less: current portion                                               (2,846,919)
                                                                   -----------
Long-term portion                                                  $     1,824
                                                                   ===========

Aggregate maturities of notes payable as of May 31, 2004 are as follows:

Fiscal Year                                                               Amount
-----------                                                          -----------
2004                                                                  $2,846,919
2005                                                                       1,824
                                                                     -----------
Total                                                                $ 2,848,743
                                                                     ===========

NOTE D - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In February 2003, the Company affected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company's 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of May 31, 2004, the Company has 13,336,469 shares of common stock issued and outstanding.

During the period ended May 31, 2004, the Company issued an aggregate of 67,500 shares of its common stock to a consultant in exchange for stock options exercised at $0.01 per share. The Company received $68 of proceeds. The Company valued the stock options at the fair value of its common shares at the date the options were granted. Compensation costs of $91,800 were charged to operations during the period ended May 31, 2004 (Note E).

In December 2003, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock "). Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference with is senior to the Company's Common Stock.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE D - CAPITAL STOCK (CONTINUED)

In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock is convertible into one share of the Company's common stock after a one-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of May 31, 2004, the Company had issued an aggregate of 2,239,700 shares of Series A Preferred Stock and received $2,757,085 of proceeds, net of offering costs and fees of $227,315. The Company had accrued cumulative preferred stock dividends of $30,829 as of May 31, 2004.

During the quarter ended May 31, 2004 the Company issued an aggregate of 350,000 shares of Series B Preferred Stock and received a total proceeds of $1,282,912, net of cots and fees of $367,339. The Series B Preferred Stock is convertible into common stock at the lesser of $1.75 per share or 80% of the lowest bid price for the common stock in the 10 business days preceding the conversion but it cannot be less than 50% of the $1.75 or $.875. This results in the conversion of a maximum of 4,000,000 shares and a minimum of 2,000,000 shares of the Company's common stock. The Series B Preferred Stock holders also have an option to acquire additional common shares in an amount to permit the conversion rights plus this option to result in a total of 4,000,000 shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Convertible Preferred Stock. The Company recognized and measured an aggregate of $875,000, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Series B Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Series B Preferred Stock was issued.

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at May 31, 2004, after giving effect to 1:10 reverse split in common stock in February 2003:

                                     Options Outstanding
                                     -------------------                      Options Exercisable
                                      Weighted Average                  -----------------------------
                         Number       Contractual Life Weighted Average  Number      Weighted Average
Exercise Price        Outstanding        (Years)       Exercise Price   Exercisable  Exercise Price
--------------        -----------        -------       --------------   -----------  --------------
$  .01 - $2.98           512,592          2.51         $    0.88         156,008      $    2.51
$ 7.00 - $9.50            20,000          0.86         $    8.25          20,000      $    8.25
$10.25 -$11.40            68,335          0.67         $   10.26          68,335      $   10.26
                         -------          ----         ---------         -------      ---------
                         600,927          1.38         $    2.06         244,343      $    4.81
                         =======          ====         =========         =======      =========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options (Continued)

Transactions involving the Company's options issuance are summarized as follows:

                                                  Number        Weighted Average
                                                 of shares       Exercise Price
                                                 ---------      ----------------
Outstanding at August 31, 2001                    210,693           $   11.60
Granted                                            16,000                 .10
Exercised                                              --               --
Cancelled                                         (18,950)              24.80
                                                  -------           ---------
Outstanding at August 31, 2002                    207,743                9.00
                                                  =======           =========
Granted                                           185,000                2.30
Exercised                                              --               --
Cancelled                                         (90,533)               3.66
                                                  -------           ---------
Outstanding at August 31, 2003                    302,210                5.22
                                                  =======           =========
Granted                                           379,092                 .94
Exercised                                         (67,500)                .01
Cancelled                                         (12,875)              17.06
                                                  -------           ---------
Outstanding at May 31, 2004                       600,927           $    2.06
                                                  =======           =========

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at May 31, 2004 after giving effect to 1:10 reverse split in common stock in February 2003.

                                 Warrants Outstanding                         Warrants Exercisable
                                 --------------------                         --------------------
                                   Weighted Average      Weighted                               Weighted
                       Number       Contractual Life      Average                               Average
Exercise Prices:    Outstanding        (Years)         Exercise Price    Number Exercisable  Exercise Price
----------------    -----------        -------         --------------    ------------------  --------------
$ 1.33- $ 7.81       4,327,522          3.34            $    2.51          4,327,522          $    2.51
$10.00- $11.88         122,931          1.21            $   11.50            122,931          $   11.50
$12.81- $17.50          21,350          1.47            $   15.13             21,350          $   15.13
$25.00 -$33.75          16,250          0.68            $   25.67             16,250          $   25.67
                     ---------          ----            ---------          ---------          ---------
                     4,488,053          3.25            $    2.90          4,488,053          $    2.90
                     =========          ====            =========          =========          =========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

Transactions involving the Company's warrants issuance are summarized as follows:

                                                 Number        Weighted Average
                                               of shares         Exercise Price
                                               ---------       ----------------
Outstanding at August 31, 2001                   868,056           $   25.60
Granted                                               --                0.00
Exercised                                             --                0.00
Cancelled                                       (265,622)              12.50
                                               ---------           ---------
Outstanding at August 31, 2002                   602,434           $   17.00
                                               =========           =========
Granted                                        3,891,014                2.83
Exercised                                             --                  --
Cancelled                                       (358,272)               7.94
                                               ---------           ---------
Outstanding at August 31, 2003                 4,135,176           $    3.43
                                               =========           =========
Granted                                          421,630                1.73
Exercised                                             --                  --
Cancelled                                        (68,753)              16.89
                                               ---------           ---------
Outstanding at May 31, 2004                    4,488,053           $    2.90
                                               =========           =========

The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the periods ended May 31, 2004 and May 31, 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                             2004           2003
                                                             ----           ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                       1.00%          1.95%
Expected stock price volatility                               74%            23%
Expected dividend payout                                       --             --
Expected option life-years (a)                         3.0 to 4.0     3.0 to 5.0
(a)The expected option/warrant life is
based on contractual expiration dates.

The amount of the expense charged to operations in connection with granting stock options to consultants was $19,787 and $8,251 during the period ended May 31, 2004 and 2003, respectively. The amount of the expense charged to operations in connection with granting warrants to consultants in exchange for financing services was $413,200 and $30,593 during the period ended May 31, 2004 and 2003, respectively. If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(7,103,697) and $(0.53), respectively for the nine-month period ended May 31, 2004 and $(1,993,520) and $(0.14), respectively for the nine-month period ended May 31, 2003.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Additionally, included in the total numbers of stock options outstanding were 144,092 stock options the Company granted to consultants in exchange for services rendered, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted. Compensation costs of $229,600 were charged to operations during the period ended May 31, 2004. As of May 31, 2004, the Company received $68 of proceeds for 67,500 stock options exercised (Note D).

NOTE F - RELATED PARTY TRANSACTIONS

During the nine months and three month periods ended May 31, 2004, the Company recognized $974,953 and $296,590 of sales in connection with services provided Gibralter Publishing, Inc., and/or its successor entities ("Gibralter") representing 16% and 15%, respectively of the Company's sales for each of these periods. Gibralter was indebted to the Company for services in the amount of $648,559 (net of allowance for doubtful account of $60,000) and $535,172 at May 31, 2004 and 2003, respectively. Additionally, Gibralter owes the Company $80,755 for certain administrative expenses that the Company paid on its behalf in prior years. Gibralter was owned by the Company's officer, director and significant shareholder.

The Company also provides services to J&C Nationwide, Inc. and Cheapseats, Inc., entities owned by a director and significant shareholder of the Company. The Company recognized a total of $464,222 and $127,579 of sales in connection with services provided to these two entities, representing 8% and 6%, respectively of the Company's sales for the nine month and three month periods ended May 31, 2004. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the amount of $127,579 and $0 at May 31, 2004 and 2003, respectively.

During the three month period ended May 31, 2004, two of the Company's principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of May 31, 2004, the amount due to the shareholders is $413,746 (Note C). Additionally, a Company principal shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of May 31, 2004, the amount due to the shareholder is $120,000 (Note C). The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances.

NOTE G - IMPAIRMENT OF GOODWILL

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. A majority of the Company's goodwill is included in its customer relationship management (CRM) services reporting unit ("Convergion"), which is included in the outsourced contact center solutions and customer Relationship Management (CRM) services segment. The test completed in the second quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

      o     Significant operating losses during the past six months
      o     Unanticipated decline in revenues and profitability
      o     Loss of key personnel

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                    UNAUDITED

NOTE G - IMPAIRMENT OF GOODWILL (CONTINUED)

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.30 per share on February 29, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable   management   judgment  is  necessary  to  estimate   fair  value.
Accordingly,   actual  results  could  vary   significantly   from  managements'
estimates.

NOTE H - PROFESSIONAL FEES

Professional fees consist of legal fees related to the Company's sale of common stock in February 2003. This sale of common stock resulted in a change in the controlling interest of the Company and fees related to this transaction have been shown as a cost of the period.

NOTE I - COMMITMENT AND CONTINGENCIES

Litigation

In October 2003, Tweddle Litho Company ("Tweddle") filed a complaint against the Company and Gibralter Publishing, Inc. ("Gibralter", the Company's predecessor), in the United States District Court, Eastern District of North Carolina. The complaint alleges that the Company and Gibralter had engaged in a fraudulent conveyance in December 2002, at such time that Gilbralter released the Company from two promissory notes totaling approximately $5 million in exchange for the issuance of certain Company stock and warrants. The action in North Carolina arose out of a judgment that Tweddle had obtained against Gibralter in Michigan for approximately $400,000. As of May 31, 2004, the Company has accrued and included in its accrued liabilities an aggregate of $400,000 of settlement fees in connection with the litigation.

Subsequent to the Company's filing of an answer to the complaint, Tweddle filed a motion for summary judgment. As a result of the failure of the Company's counsel to receive notice of such motion, on May 13, 2004, the court entered a judgment against the Company finding, among other things that the release of the two promissory notes payable to Gibralter was a fraudulent conveyance, and decreeing, among other things, that: (a) the Company assign the promissory notes and the assets securing these notes to Tweddle; (b) the Company was enjoined from transferring any of its assets out of the ordinary course of business pending satisfaction of the Gibralter judgment in favor of Tweddle; and (c) the December 10, 2002 transfer by Gibralter of its right to payment under the two promissory notes in exchange for common stock and stock warrants of the Company was null and void. On May 24, 2004, the company filled its Motion for New Trial seeking to vacate the Order. Subsequently, on June 11, 2004, Tweddle filed its Motion For Order to Show Cause Why Market Central, Inc. Should Not Be Held In Contempt of Court. On July 15, 2004, the Court held a hearing at which time the Company presented its arguments for the vacating of the summary judgment order. The Court has scheduled a subsequent hearing to be held on September 10, 2004, at which time it will hear additional arguments and, it is believed, will render its decision.

In connection with the potential settlement of the litigation, the Company may be required to amend the U.S. Convergion Inc. Stock Purchase Agreement (see Note
B) to comply with the May 13, 2004 Court's Order. While remote, the amendment would include, but not be limited to the rescission of the sale of U.S. Convergion, Inc.

The Company is actively seeking an acceptable settlement of the claims arising from the litigation. Dependent upon the ultimate outcome of the matter, the Company will vigorously pursue third parties for reimbursement of amounts, if any, paid by the Company to settle the claim who may have liability with respect to an unfavorable resolution of the litigation, by settlement or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. (the "Company") is a global technology management company specializing in solutions that connect people and businesses with information. The company holds multiple patents and patent-pending technologies and has developed a suite of solutions that include software for next-generation search, intelligent document recognition, data capture, cleansing, mining, and integration. During the three months ended May 31, 2004, the Company discontinued operations of its U.S. Convergion, Inc. subsidiary and sold it to a third party. All operations of Convergion have been shown in the accompanying financial statements as discontinued operations. The discontinuation and sale of the subsidiary resulted in a gain in the quarter ended May 31, 2004 because Convergion's liabilities exceeded its assets at the time of sale.

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

The Company maintains business relationships with three related businesses, Gibralter Publishing, Inc. ("Gibralter") and/or its successor, Cheapseats, Inc. and J&C Nationwide, Inc. Each of these companies has call center contracts with the Company's ecom subsidiary and is owned or controlled by an officer and/or board member of the Company. These three related companies accounted for approximately $424,169 or 19.9% of the revenues for the three-month period ended May 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2004 and 2003, respectively.

                                        Three months Ended        Nine months Ended
                                             May 31,                  May 31,
                                        2004         2003         2004         2003
                                        -------------------       ------------------
                                           (UNAUDITED)              (UNAUDITED)
Total revenues                            100%         100%         100%         100%

Cost of revenues                         69.9%        66.9%        69.7%        62.4%
                                        -----        -----       ------        -----

Gross profit                             30.1%        33.1%        30.3%        37.6%

Operating expenses                       98.5%        58.3%       155.3%        50.9%
                                        -----        -----       ------        -----

Loss from operations                    (68.3%)      (25.2%)       (125%)      (13.3%)

Interest expense                         (9.6%)       (5.1%)       (9.9%)       (4.1%)

Net loss from continuing
 operations, before income taxes
 and discontinued operations            (78.0%)      (30.3%)     (134.9%)      (17.4%)
Income tax benefits                        --           --           --           --
                                        -----        -----       ------        -----

Loss from continuing
operations, before discontinued
operations                              (78.0%)      (30.3%)     (134.9%)      (17.4%)
                                        -----        -----       ------        -----

Loss from discontinued
Operations                              (33.3%)      (29.2%)      (13.9%)       (9.0%)
Income from disposal of
discontinued operations                 139.2%          --         46.0%          --
                                        -----        -----       ------        -----
Income (loss) from discontinued
operations                              105.9%       (29.2%)       32.1%        (9.0%)

Net income (loss)                        27.9%       (59.7%)     (102.8%)      (26.3%)
                                        -----        -----       ------        -----

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2004 TO THE THREE MONTHS ENDED MAY 31, 2003

Revenues for the three months ended May 31, 2004 and 2003 were $1,975,300 and $2,132,299, respectively, representing a 7.3% decrease. This decrease of $156,999 was due entirely to the decrease in revenue from the Gibralter contract. The Company's revenue from Gibralter has declined a total of $546,714 from the three-month period ending May 31, 2004 compared to May 31, 2003. Revenue from unrelated third parties has increased approximately $390,000 from the three month period ended May 31, 2003 to May 31, 2004.

Cost of revenues were $1,379,966 and $1,427,981, for the three months ended May 31, 2004 and 2003, respectively which represents 69.9% and 66.9% of revenue for the respective periods. The decrease in cost of revenues is due to the decline in revenue for the period. The increase as a percentage of revenue of 3.0% was due to slight pressures on margins. Gross profit decreased $108,984 or 15.5%, from the three months ended May 31, 2003 to May 31, 2004 and the gross margin declined from 33.1% to 30.1% during those periods. The decrease in gross profit is due to the decrease in revenue while the decline in gross margin is due primarily to the Company being unable to reduce costs related to operations as quickly as the revenue declines are occurring. The semi-fixed nature of some of the cost of revenue components will result in an erosion of gross margin at lower revenue levels.

Operating expenses, including depreciation and amortization, increased to $1,945,187 from $1,243,972 which represented 98.5% and 58.3% of revenue for the three months ended May 31, 2004 and 2003, respectively. This increase of $701,215 is the result of the Company's acquisition of certain assets of Pliant Technologies, Inc. in July 2003 and the payroll costs associated with the personnel that were hired by the Company in connection with the asset purchase. During the three months ended May 31, 2004, operating expenses of $138,833 were incurred relating to these employees as compared to none in the three months ended May 31, 2003. Additionally, the Company granted stock options and warrants to consultants in exchange for services rendered, the Company charged compensation costs of approximately $361,000 to operations during the three month ended May 31, 2004 in connection with the issuance of stock options and warrants. The Company also accrued $400,000 of legal liabilities in connection with a litigation filed by Tweddle Litho Company during the period ended May 31, 2004.

Interest expense increased from $110,165 to $190,307, for the three months ended May 31, 2003 as compared to the three months ended May 31, 2004. As a percentage of revenue this increase is from 5.1% to 9.6% and is attributable to increased borrowings in the May 2004 quarter compared to the May 2003 quarter.

Income (loss) from discontinued operations relates to the Company's disposal of its U.S. Convergion, Inc. subsidiary during the three-month period ended May 31, 2004. Operating results of Convergion for the three-month period ending May 31, 2003 have been reclassified to discontinued operations in the accompanying financial statements. Losses from discontinued operations were $657,398 and $623,620 for the quarter ended May 31, 2004 and 2003, respectively. The quarter ended May 31, 2004 also included the gain of $2,749,370 attributable to the sale of Convergion, this gain was due entirely to the excess of liabilities over assets that existed at the time of disposal. In connection with the potential settlement of the litigation, the Company may be required to amend the U.S. Convergion, Inc. Stock Purchase Agreement to comply with the May 13, 2004 Court's Order. While remote, the amendment would include, but not be limited to the rescission of the sale of U.S. Convergion, Inc.

Net income (loss) for the three-months ended May 31, 2004 and 2003 was $551,812 and $(1,273,439), respectively.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2004 TO THE NINE MONTHS ENDED MAY 31, 2003

Revenues for the nine months ended May 31, 2004 and 2003 were $5,972,704 and $6,966,637, respectively, representing a $993,933 or 14.3% decrease. This decrease was due entirely to the decrease in revenue from the Gibralter contract. The Company's revenue from Gibralter has declined a total of $1,889,386 from the nine-month period ending May 31, 2004 compared to May 31, 2003. Revenue from unrelated third parties has increased approximately $895,000 from the nine-month period ended May 31, 2003 to May 31, 2004.

Cost of revenues decreased to $4,161,508 from $4,345,031 for the nine months ended May 31, 2004 and 2003, respectively, representing 69.7% and 62.4% of revenue for those periods. The decrease in cost of revenues of $183,523 is due to the decline in revenue for the period. The increase as a percentage of revenue of 7.3% was due to increased telephone and payroll costs as a percentage of revenue. Gross profit decreased $810,410 or 30.9%, from the nine months ended May 31, 2003 to May 31, 2004 and the gross margin declined from 37.6% to 30.3% during those periods. The decrease in gross profit is due to the decrease in revenue while the decline in gross margin is due primarily to the Company being unable to reduce costs related to operations as quickly as the revenue declines are occurring. The semi-fixed nature of some of the cost of revenue components will result in an erosion of gross margin at lower revenue levels.

Operating expenses, which include the impairment charge and depreciation and amortization, have increased dramatically as percentage of revenue to 155.3% from 50.9% for the nine months ended May 31, 2004 and May 31, 2003, respectively. This increase of $5,731,583 to $9,276,688 for the nine months ended May 31, 2004 is due primarily to the impairment charge of $4,062,003 related to the write off of goodwill recorded in April 2003 at the acquisition of Convergion. The remaining increase of approximately $1,600,000 consists of $314,000 of expenditures related to the Company's Pliant activities in the nine months ended May 31, 2004 compared to none in the previous year's nine month period. Consulting and legal costs have increased approximately $365,000 from the nine month period ended May 31, 2003 to the nine month period ended May 31, 2004. Payroll costs have grown approximately $300,000 for the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. Additionally, the Company granted stock options and warrants to consultants in exchange for services rendered, the Company charged compensation costs of approximately $660,000 to operations during the nine month ended May 31, 2004 in connection with the issuance of stock options and warrants. The Company also accrued $400,000 of legal liabilities in connection with a litigation filed by Tweddle Litho Company during the period ended May 31, 2004.

Interest expense increased from $288,041 to $593,881, for the nine months ended May 31, 2003 as compared to the nine months ended May 31, 2004. As a percentage of revenue this increase is from 4.1% to 9.9% and is attributable to increased borrowings during the nine months ended May 2004 quarter compared to the nine months ended May 2003.

Professional fees for the nine months ended May 31, 2003 consist of legal fees related to the Company's sale of a majority interest of its common stock in February 2003 and various other actions related its special shareholders meeting. These fees are infrequently occurring items related to the sale of stock of the Company that resulted in a change in control. These costs of $161,021 for the nine-months ended May 31, 2003 are 2.3% of revenue. For the nine months ended May 31, 2004, none of these types of transactions occurred and no such costs were present.

Income (loss) from discontinued operations relates to the Company's disposal of its U.S. Convergion, Inc. subsidiary during the nine-month period ended May 31, 2004. Operating results of Convergion for the nine-month period ending May 31, 2003 have been reclassified to discontinued operations in the accompanying financial statements. Losses from discontinued operations were $831,585 and $623,620 for the nine-month period ended May 31, 2004 and 2003, respectively. The nine-month period ended May 31, 2004 also included the gain of $2,749,370 attributable to the sale of Convergion, this gain was due entirely to the excess of liabilities over assets that existed at the time of disposal.

Net loss for the nine months ended May 31, 2004 and 2003 was $6,141,588 and $1,835,160, respectively. This increase of $4,306,428 in the net loss from 2003 to 2004 represents a 234.7% increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and its cash resources on hand are insufficient for its long term needs. As a result, certain vendor payables, capital leases and other obligations are in arrears and in default. Sale of Series A Convertible Preferred shares since December 2003 has resulted in approximately $3,000,000 in capital for the Company through May 31, 2004. This is a significant part of a funding plan to stabilize liquidity issues at the Company. During the three months ended May 31, 2004, the Company sold Series B Convertible stock that resulted in approximately $1,300,000 in capital for the Company. The Company is continuing pursue other capital sources to enable it to grow and enhance its operations going forward.

The Company's two principal shareholders (who took control of the Company in the February 2003 transaction) have also consistently provided the Company with additional capital in the form of loans throughout the year, on a discretionary basis. Advances have been in response to a pressing need to meet a critical obligation of the Company. As of May 31, 2004, these shareholders had provided the Company with net advances of $416,746. The Company expects that the need to rely on these loans will be greatly diminished with the success of other capital raising activities.

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. During the three-month and nine month periods ended May 31, 2004, the Company has not borrowed any additional funds from the individuals who were principals in the February 2003 transaction described above.

Cash used in operating activities was $3,337,184 for the nine months ended May 31, 2004. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $250,755 in computers and leasehold improvements during this period. The Company met its cash requirements during the nine months ended May 31, 2004 mainly through the receipt of approximately $4,040,000 in proceeds from its sale of its Preferred Stock and common stock, and approximately $150,000 of proceeds, net of repayments, from issuance of notes payable and advances from related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) On May 31, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation

PART II

ITEM  1. LEGAL PROCEEDINGS

      TWEDDLE CASE

In an action originally filed against the Company and Gibralter Publishing, Inc. ("Gibralter") in October 2003, in the United States District Court, Eastern District of North Carolina, Tweddle Litho Company ("Tweddle") alleged that the Company and Gibralter had engaged in a fraudulent conveyance in December 2002, at such time that Gilbralter released the Company from two promissory notes totaling approximately $5 million in exchange for the issuance of certain Company stock and warrants. The action in North Carolina arose out of a judgment that Tweddle had obtained against Gibralter in Michigan for approximately $400,000. Subsequent to the Company's filing of an answer to the complaint, Tweddle filed a motion for summary judgment. As a result of the failure of the Company's counsel to receive notice of such motion, on May 13, 2004, the court entered a judgment against the Company finding, among other things that the release of the two promissory notes payable to Gibralter was a fraudulent conveyance, and decreeing, among other things, that: (a) the Company assign the promissory notes and the assets securing these notes to Tweddle; (b) the Company was enjoined from transferring any of its assets out of the ordinary course of business pending satisfaction of the Gibralter judgment in favor of Tweddle; and
(c) the December 10, 2002 transfer by Gibralter of its right to payment under the two promissory notes in exchange for common stock and stock warrants of the Company was null and void. On May 24, 2004, the company filled its Motion for New Trial seeking to vacate the Order. Subsequently, on June 11, 2004, Tweddle filed its Motion For Order to Show Cause Why Market Central, Inc. Should Not Be Held In Contempt of Court. On July 15, 2004, the Court held a hearing at which time the Company presented its arguments for the vacating of the summary judgment order. The Court has scheduled a subsequent hearing to be held on September 10, 2004, at which time it will hear additional arguments and, it is believed, will render its decision. In connection with the potential settlement of the litigation, the Company may be required to amend the U.S. Convergion Inc. Stock Purchase Agreement to comply with the May 13, 2004 Court's Order. While remote, the amendment would include, but not be limited to the rescission of the sale of U.S. Convergion, Inc.

The Company is actively seeking an acceptable settlement of the claims arising from the litigation. Dependent upon the ultimate outcome of the matter, the Company will vigorously pursue third parties for reimbursement of amounts, if any, paid by the Company to settle the claim who may have liability with respect to an unfavorable resolution of the litigation, by settlement or otherwise.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock is convertible into one share of the Company's common stock after a one-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of May 31, 2004, the Company had issued an aggregate of 2,239,700 shares of Series A Preferred Stock and received $2,757,085 of proceeds, net of offering costs and fees of $227,315. The Company had accrued cumulative preferred stock dividends of $30,829 as of May 31, 2004.

During the quarter ended May 31, 2004 the Company issued an aggregate of 350,000 shares of Series B Preferred Stock and received a total proceeds of $1,282,912, net of cots and fees of $367,339. The Series B Preferred Stock is convertible into common stock at the lesser of $1.75 per share or 80% of the lowest bid price for the common stock in the 10 business days preceding the conversion but it cannot be less than 50% of the $1.75 or $.875. This results in the conversion of a maximum of 4,000,000 shares and a minimum of 2,000,000 shares of the Company's common stock. The Series B Preferred Stock holders also have an option to acquire additional common shares in an amount to permit the conversion rights plus this option to result in a total of 4,000,000 shares of the Company's common stock.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM  5. OTHER INFORMATION

      On April 19, 2004, Terrence J. Leifheit resigned as CEO and President of the Company. On July 16, 2004 Mr. Leifheit resigned as a director of the Company. As a result of an on-going internal investigation, the Company has determined that certain actions taken by Mr. Leifheit may have resulted in damages to the Company. The Company has entered into negotiations with Mr. Leifheit with respect to the settlement of all mutual claims between the Company and Mr. Leifheit. The Company expects such negotiations to be completed in approximately thirty (30) days.

      In April 2004, the Company signed a Letter of Intent to acquire the assets of Convey Systems, Inc. from The TAG Group, Inc. Pursuant to this agreement both parties are preparing its financial information for review. Due to the preliminary stage there can be no assurance the transaction will be successfully completed.

      On April 1, 2004, I-Gate, Inc. filed a Complaint in the United States District Court for the Eastern District of North Carolina, Southern Division against Gibraltar Publishing, Inc. and the Company. In the Complaint, I-Gate alleged that the release of the Company's alleged obligations to Gibraltar in December, 2002, in exchange for the issuance of 1,000,000 shares of Market Central, Inc.'s common stock and 10,000,000 in warrants for common stock (later reduced in a 10 to 1 reverse stock split to 1,000,000 shares of common stock) was a fraudulent conveyance. The Complaint seeks damages in excess of $800,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend itself against such claims.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      No.      Description
      ----     ------------

      4.1 Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Convertible Preferred Stock of Market Central, Inc.
               (filed herewith)
      4.2 Certificate of Designation of the rights and preferences of Series B Convertible referred Stock of Market Central, Inc. (filed herewith)
      31.1 Certification of Doyal G. Bryant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
      31.2 Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) The Company filed a Form 8-K on April 29, 2004 under Item 5. Other Events attaching three Press Releases

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARKET CENTRAL, INC.

Date:      July 26, 2004                By /s/  Doyal G. Bryant
                                        -------------------------------------
                                        Doyal G. Bryant
                                        President and Chief Executive Officer


Date:      July 26, 2004                By /s/ Clifford Clark
                                        -------------------------------------
                                        Clifford Clark
                                        Chief Financial Officer