Form 10KSB
period 2004-08-31
MARKET CENTRAL INC
filed 2004-12-14
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004
                                            ---------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-22969

                              MARKET CENTRAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 DELAWARE                                   59-3562953
     ---------------------------------                 -------------------
       (STATE OR OTHER JURISDICTION                       (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

           1650 A Gum Branch Road, Jacksonville, NC 28540 (Address of principal executive offices) (zip code)

                 Issuer's telephone number:           (910) 478-0097

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

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

Yes  [ ]          No [X]

State the issuer's revenue for its most recent fiscal year: $7,732,021 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of November 29, 2004: $9,674,581

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           OUTSTANDING AS OF
                 CLASS                                     NOVEMBER 29, 2004
--------------------------------------------------------------------------------
Common Stock, par value $.001 per share                        6,861,405
--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: None

          Transitional Small business Disclosure Format. Yes [ ] No [X]

                              MARKET CENTRAL, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I                                 ----

ITEM 1         Description of Business........................................

ITEM 2.        Description of Property........................................

ITEM 3.        Legal Proceedings..............................................

ITEM 4.        Submission of Matters to a Vote of Security Holders............

                                     PART II

ITEM 5.        Market Price For Common Equity and Other Related Shareholder
               Matters...............................................

ITEM 6.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................

ITEM 7.        Financial Statements...........................................

ITEM 8 Change in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 8a        Controls and Procedures

ITEM 8b        Other Information

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.........

ITEM 10.       Executive Compensation.........................................

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management.

ITEM 12.       Certain Relationships and Related Transactions.................

ITEM 13.       Exhibits.......................................................

ITEM 14.       Principal Accountant Fees and Services.........................

Signatures     ...............................................................

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Market Central, Inc. ("Company") wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") is a knowledge management company specializing in solutions that enable businesses to efficiently store, categorize and retrieve information with state of the art The Company owns multiple patents and patent-pending technologies and has developed a suite of solutions that include software for next-generation search, intelligent document recognition, data capture, cleansing, mining, and integration. The Company also operates one wholly-owned subsidiary, ecommerce support centers, inc.("ECOM"). ECOM provides outsourced contact center solutions and Customer Relationship Management (CRM) services. ECOM provides inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

The Company's executive offices are at 1650A Gum Branch Road, Jacksonville, NC 28540 and its telephone number is (910) 478-0097.

HISTORY

Market Central, Inc. (f/k/a Paladyne Corp) is the surviving Company from a March 1999 merger with Synaptx Worldwide, Inc., a Utah corporation.

In February 2001, the Company. through a wholly-owned subsidiary merged (the "Merger") with ECOM, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the "Merger Agreement"). Upon the Merger, ECOM became a wholly-owned subsidiary of the Company.

In February 2003, at a special meeting of the stockholders, the Company's shareholders approved the following items: 1) a change in the name of the Company from Paladyne Corp. to Market Central, Inc., 2) a one-for-ten reverse split of the Company's common stock and 3) sale of an aggregate of 8,880,740 post-split shares of common stock to three buyers. This resulted in a change in control of the Company to these three buyers. In connection with this transaction the Company converted all classes of its Preferred Stock to the Company's Common Stock.

In April 2003, the Company consummated the acquisition of U.S. Convergion, Inc. ("Convergion") pursuant to a Stock Purchase Agreement dated April 3, 2003 entered into by and among the Company and each of the six shareholders of Convergion. The Company acquired all of the outstanding capital stock of Convergion in exchange for the issuance of 374,630 restricted shares of the Company's Common Stock and assumption of certain liabilities. Market Central, Inc. also acquired effective July 31, 2003, substantially all the assets of Pliant Technologies, Inc. in exchange for the issuance of 228,351 restricted shares of the Company's Common Stock and a warrant to purchase an additional 182,681 shares of the Company's Common Stock and assumption of certain liabilities. These acquisitions resulted in a significant impact to many phases of the Company as discussed below.

In May 2004, the Company disposed of the U.S. Convergion, Inc. subsidiary by selling the capital stock of Convergion that had been acquired in April 2003. This sale, to Sylvia Holdings, Inc. a New York based corporation, included costs associated with the sale that exceeded any proceeds from the sale. The Company wrote off approximately $4 million in goodwill, related to the Convergion acquisition, in the second quarter of fiscal 2004 which coincided with management's decision to divest itself of Convergion; during the third quarter the sale to Sylvia Holdings, Inc. was recorded which resulted in a gain of approximately $2.7 million. If the goodwill write off and sale had occurred in the same quarter the financial statements would have reflected a $1.3 million loss on the sale of U.S. Convergion, Inc.

In April 2004, the Company signed a letter of intent to acquire the assets of Convey Systems, Inc. a wholly owned subsidiary of The TAG Group, Inc. The acquisition provides for Market Central, Inc. to issue 2,000,000 shares of common stock to the TAG Group, Inc. for the assets which include cash, accounts receivable and certain proprietary products in the areas of web conferencing and collaboration and web-based PC support tools. This transaction is now expected to be completed in February 2005. Audit issues and stockholder notification requirements, at The TAG Group, Inc. resulted in the delays. The TAG Group, Inc., Convey Systems, Inc. and the Company have executed an agreement whereby the Company is providing day-to-day management for Convey Systems, Inc. The Company will receive the net proceeds from sales of Convey products from April 15, 2004 through the February 2005 closing.

In September 2004, the Company reached an agreement with a private company, Ariel Way, Inc. for the sale of licenses to the Convey Systems, Inc. software products that consist of web conferencing and remote PC access products. In addition to these licenses Ariel Way, Inc. engaged the Company to provide executive consulting services during Ariel Way's acquisition and capital sourcing period. The Company received 2,000,000 shares of Ariel Way, Inc. for these licenses and services.

In November 2004, Market Central, Inc. announced that it was negotiating with a privately owned, Atlanta Georgia based company, CustomerLinx, for the sale of the Company's contact center operations which comprise the ECOM subsidiary. As an interim step prior to the expected sale of the subsidiary, the Company reached an agreement with CustomerLinx to provide management services for the day to day operations and sales and marketing activities of ECOM.

In November 2004, the Company was notified by its two primary shareholders that they were returning, to the Company's treasury, approximately 5,800,000 shares of the Company's common stock, which was approximately 45% of the total common shares outstanding at that time. The notification also provided that they, Glen Hammer and Will Goldstein, were resigning from the Board of Directors and would return to the Company for cancellation the warrant to purchase approximately 2,333,000 shares of the Company's common stock. In addition, these shareholders were converting approximately $1,300,000 in current debt owed them by the Company into shares of the Company's Series A Preferred Stock.

PRODUCTS AND SERVICES:

The Company's products and services were extended with the acquisition of the assets of Pliant Technologies in July 2003. Pliant's patents and related intellectual property provides the Company with certain significant market opportunities. The Company holds multiple patents and patent-pending technologies and has developed a suite of solutions that includes next generation software for resolving complex knowledge management challenges, next-generation knowledge management opportunities, including intelligent document recognition ("IDR"), data capture, cleansing, mining, storage and search. The Company's intellectual property, which currently includes five patents represents opportunity product and OEM licensing revenue. To the extent that others are violating any protected rights under these patents, the Company intends to vigorously pursue its rights. The Company has also continued the marketing of the Convey products that are part of the acquisition expected to complete the transaction in February 2005.

The Company's ECOM subsidiary, which accounted for all of the revenue during the fiscal year ended August 31, 2004 is engaged in the call center business. This portion of the Company's operations will continue to be a significant component of revenue for the Company during the next fiscal year because the sale will occur no sooner than the second quarter of the 2005 fiscal year.

As a result of the market acceptance and significant market size for these products, the Company has made a strategic decision to aggressively pursue its opportunities within the Knowledge Management market. Market Central's patented SourceWare(R) technology (acquired with the assets of Pliant Technologies) is a powerful suite of Knowledge Management software;; Intelligent Document Recognition (IDR), Deductive Search Engine (DSE), Integrated Content Manager
(ICM). These solutions are described in detail as follows:

INTELLIGENT DOCUMENT RECOGNITION (IDR)

Artificial Intelligence based data capture system that automatically reads unlimited data from any document, media, or digital file without having to manually create and maintain templates for each document type.
           Artificial Intelligence Processing of Data and Forms
           Semantic Processing is integrated
           Unlimited Validation Rules and Definition Sets
           Auto-Classification & Indexing of Documents

DEDUCTIVE SEARCH ENGINE (DSE)

Intent based search engine that search both unstructured and structured data without the need to manually define variations (e.g., spelling, synonyms, stems, language) or translate data in to a common format. DSE processes searches on standard Windows systems and can search tens of millions of records in milliseconds at a fraction of the cost of other systems. It reduces the organization's technical resources to develop and maintain the databases and search applications.
           Auto-Classification of Content - Multiple Domains
           Topification to Achieve highly Relevant Results
           Intent based searches - Literal & Semantic
           Projection Data Storage - Unequalled Response Time

INTEGRATED CONTENT MANAGER (ICM)

Manages and stores all types of documents and data in their neutral-form (as-is) with automatic data integration, projection distributed data management and terabyte scalability.
           All Data & Document Types in Same Repository
           Automated Data Integration & Workflow
           Zero Latency - Never Requires Re- Indexing
           Virtually Eliminates Data Cleansing/Fuzzy Key Meeting
           High Performance Scalability to 100TB

The Company is also currently managing the operations of Convey Systems, Inc. and is receiving the net proceeds from sales of its products. The purchase of Convey is expected to be completed in February 2005. Its technology offers dynamic and interactive products and services that allow organizations to provide virtual sales presentations, remote desktop support, distance-learning sessions, spontaneous web conferences, and live customer service and desktop support over the Internet. The Convey technology will also be integrated with SoruceWare to further complete Market Central's knowledge management software footprint.

Convey's proprietary technology provides e-commerce product support and customer service using a live, video-based portal that supports real-time interactions, and the ability to collaborate upon demand, the product includes text chat, digital photo, encrypted VOIP, Data, full-motion two way video and voice share, URL sharing features, as well as full collaboration and application-sharing capabilities. The Convey solutions are described below:

      o OnDemand - OnDemand(TM) provides digital video and photo voice over IP, application sharing and collaboration supported by text chat and co-browsing capabilities in a single, easy-to-use solution. OnDemand gives new meaning to the phrase "Instant Help" by allowing the request for assistance to be made by the one in need at the moment the need occurs, providing a powerful differentiator in the ability to address and resolve needs

      o Snap - Snap Conferencing, built from OnDemand technology, is designed to be used in a corporate environment as a quick, easy, and inexpensive conferencing solution for multi-user video, voice, and application sharing. Snap has the most advanced application sharing capabilities on the market with the easiest user interface.

      o Tech Umbrella, a part of the Convey product line, provides a Web-based package that encompasses leading edge technology for streamlining PC support and repair services. Tech Umbrella is offered to the IT marketplace, software and hardware developers, providers, integrators and supporters, as a comprehensive suite of online tools. Using Tech Umbrella, the IT technician can efficiently and easily diagnose and repair technical problems on remote terminals without the difficulty of licensing, installing, and pre-configuring a third-party software application. Tech Umbrella is working with Corporate Affiliate companies to penetrate the IT marketplace from the top down. This enables a quicker presence in the marketplace, as entire groups become armed with Tech Umbrella's product packages. The Company has identified over 100,000 independent affiliates and an additional 3000 IT franchises.

BUSINESS DEVELOPMENT AND STRATEGY

During the fourth quarter of fiscal 2004, Market Central altered its strategic focus to concentrate on marketing its knowledge management technology, SourceWare. This marketing occurs through organic growth of the Company's sales force and sales as well as additional acquisitions and strategic partnerships. The Company believes its patented technologies and corresponding products provide unique, efficient solutions to numerous significant market niches. Examples of this include, configuring these technologies together we can produce turn-key industry solutions so our patented technology is effective and valuable

"out of the box" in specific applications. For example, the combination of SourceWare IDR and Search with OnDemand will provide a context based customer service solution that provides a shopping site with the most current product information available, the ability to quickly navigate to products of interest regardless of site structure, and the ability to route a customer who clicks a customer service request link to the most appropriate resource available based on the content the shopper is evaluating. Another potential market solution currently being evaluated is focused on the library market. We are working to integrate SourceWare and Convey to provide effectively structured navigation and search capabilities to all electronic data maintained or subscribed to by libraries, with a professional librarian's help available at the click of a button for difficult research challenges. By integrating the two products, we will be able to ensure the librarian reached has significant subject matter expertise based on the topics currently being viewed by the user.

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

SALES AND MARKETING

The Company markets and sells its products and services through its employees and through the cooperative efforts of its business partners. The Company employs an integrated marketing effort designed to establish market presence and generate potential clients Current clients representing more than 5% of annual revenue are: New Roads, representing 19.75% of revenue, Time Warner Cable representing 17.2% of revenue, SmartBargains.com representing 9.4%, Showtime Networks representing 8.8%, and Cox Communications representing 5.6%. Two related companies, CheapSeats, Inc. and Ericson Publishing, Inc. (successor company of Gibralter Publishing, Inc.) represented 6.9% and 15% of revenue for the year ended August 31, 2004. Ericson Publishing, Inc. ceased being a client in July 2004 and CheapSeats, Inc. has significantly reduced its volume since August 31, 2004.

Lead generation and branding efforts are the responsibility of the Marketing Department. Sales Department personnel engage prospects and develop new business from existing clients. Both marketing and sales manage business partner relationships.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors vary from market segment to market segment; however, there are several which pursue a similar knowledge management market opportunities and contact center services. The call center competition includes: Harte-Hanks, Inc., Stream.com, Convergys Corporation, and Sykes Enterprises, Incorporated.

The Company is of the opinion that there are no significant competitors for its integrated software platform; however, competitors exist for the various component "modules" within the platform. These include:

            Search Capabilities: The principal competitors are Inktomi, Google, Autonomy and Verity.

            For paper to digital capture and retrieval, the principal competitors are: Captiva Software, SER, and MicroSystems

The US represents over 90% of the total North American Market in all categories. Those active in such markets are well-placed to exploit local and regional Government opportunities in particular. The capture market has been based on 'centralized' capture using high-speed scanners. We believe this will change in the near future. It's believed that in the next 5 years, 70% of paper will be converted to image at the point of first presentation rather than moving it to a centralized scanning point. Overall, the Knowledge Managmement market is still emerging and very fragmented. Technology sales in this space are often in conjunction with consulting services to create proprietary solutions. As such, competition for industry solutions is just emerging with few dominant participants at this time.

EMPLOYEES

As of August 31, 2004, the Company employed 340 individuals, consisting of 10 executives, 48 professionals and sales representatives, office staff and 282 customer representatives. The Company believes that its relationship with its employees is satisfactory.

BUSINESS SEGMENTS

The Company currently operates mainly in the call center solutions provider segment.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company's principal executive offices are located at 1650A Gum Branch Road, Jacksonville, NC 28540, although the Company announced, in December 2004, plans to relocate its administrative and executive offices to Charlotte, NC. The current facility in Jacksonville is leased through May 31, 2008, covers approximately 60,000 square feet at an approximate annual rental rate of $218,000. The Company believes its current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

ITEM 3.     LEGAL PROCEEDINGS

In May 2002, Ronald Lynn Weindruch filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. There is a judgment entered against the Company in the amount of $50,000, which remains unsatisfied.

In September 2004, the Honorable James C. Fox, U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina entered an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp.vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case"). The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of Market Central, Inc.'s violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, US Convergion, Inc. on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining Market Central, Inc. from transferring any of its assets out of the ordinary course of business. In October 2004, Market Central, Inc. and the U.S. Attorney entered into a written plea agreement whereby Market Central agreed to pay $50,000 for the alleged criminal contempt of court. The matter is set for disposition in U.S. District Court for the Eastern District of North Carolina on January 18, 2005. The U.S. States Attorney is supporting the Plea Agreement and Market Central, Inc. expects that the Court will accept the plea agreement.

In April 2004, iGate, Inc. filed a Complaint against Gibralter Publishing, Inc. and Market Central, Inc. in the U.S. District of the Eastern District of North Carolina, Southern Division claiming that Market Central, Inc. was liable to iGate, Inc. in the amount of $724,161.44. iGate, Inc. asserts that Gibralter Publishing, Inc. owed this sum to iGate, Inc. and by virtue of an alleged fraudulent conveyance, iGate, Inc. asserts that a fraudulent conveyance occurred when Gibralter Publishing, Inc. forgave $5,000,000 in liabilities of e-commerce support center, inc., which were guaranteed by Market Central, Inc. in exchange for Market Central, Inc. issuing to Gibralter Publishing, Inc. 1,000,000 shares of Preferred Series D stock (which were converted into 1,000,000 shares of the Company's commons stock) and warrants of 10,000,000 shares of Common Stock. On May 2004, a default was entered against Market Central, Inc. On November 2004, the Court vacated the default and granted Market Central, Inc. leave to file its Answer to the Complaint. Market Central, Inc. filed its Answer and Affirmative

Defenses alleging absolute defenses to the claims of iGate, Inc. Market Central, Inc. asserts that it has no liability to iGate, Inc. and will defeat all liability asserted in the Complaint.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 21, 2004, at the annual meeting of the shareholders of the Company was held to consider and vote on the following matters: (1) voting for the seven nominated directors, T. Leifheit, G. Hammer, W. Goldstein, J. McGovern, C. Clark, T. Gordy and H. Workman ("Proposal 1"); (2) ratification of appointment of auditors, Russell Bedford Stefanou Mirchandani, LLP for fiscal 2004 and ("Proposal 2") and (3) approval and ratification of the Market Central, Inc. Amended and Restated Stock Plan ("Proposal 3"). Set forth below are the results of the shareholders vote on each proposal:

                             FOR             AGAINST              ABSTAIN
                        -------------     -------------     --------------------
Proposal 1                12,101,273           -0-                1,167,696
Proposal 2                12,144,050           -0-                1,124,919
Proposal 3                10,812,067           -0-                2,456,902

PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED  SHAREHOLDER MATTERS

(a) The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "MKTE", and in the National Quotation Bureau, Inc. "pink sheets" under Market Central, Inc.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period (1:10 split stock was effective in February 4, 2003). Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                               FISCAL YEAR
                         -------------------------------------------------------
                                   2004                           2003
                         ------------------------      -------------------------
                            HIGH           LOW            HIGH            LOW
                         ---------      ---------      ---------       ---------
First Quarter              $3.30          $1.91          $ .32          $ .04
Second Quarter              2.19           1.60           3.60            .17
Third Quarter               1.85           1.05           3.00           1.30
Fourth Quarter              1.96            .95           3.30           1.30

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

As of November 29, 2004, there were 169 holders of record of the Company's Common Stock. This amount does not take into account those stockholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company has a retained deficit, which would restrict payment of cash dividends. The Company currently intends to retain and invest future earnings to finance its operations. However, the Company has accrued $61,067 of dividend for Series A Preferred Stock issued and outstanding at August 31, 2004.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY, as its transfer agent for the Common Stock.

(b) During the fiscal year ended August 31, 2004, the Company issued 67,500 shares of common stock to consultants in exchange for options exercised. Additionally, the Company authorized to issue 55,224 shares of common stock to Directors in exchange for services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Sections 3 (a) (9) and 4(2) thereof.

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

General

Market Central, Inc. is a provider of proprietary, patented software for data capture, cleansing, mining, integration, search, and intelligent document recognition and a full service call center operator.


Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

      o     revenue recognition

      o     allowance for doubtful accounts

      o     business combinations

      o     goodwill and intangible asset impairment

      o     legal contingencies

      o     income taxes

      o     stock-based compensation.

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Business combinations

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company's reporting structure, in fiscal year 2004 the Company conducted a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

Based on the impairment tests performed by management, the Company reported $4,062,003 of impairment of goodwill in fiscal 2004. The impairment loss was included in the loss on discontinued operations. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

Legal contingencies

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-KSB. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RESULTS OF OPERATIONS

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The following table sets forth the percentage relationships to revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal years ended August 31, 2004 and 2003. The percentages discussed throughout this analysis are stated on an approximate basis.


                                              FISCAL YEAR           FISCAL YEAR
                                              ENDED                 ENDED
                                              AUGUST 31,            AUGUST 31,
                                              2004                  2003
                                              -----------           ------------
Revenues                                        100.0%                100.0%
Cost of revenues                                 71.4%                 63.7%
                                                 -----                 -----
Gross profit                                     28.6%                 36.3%
Operating expenses                               90.0%                 54.9%
Operating loss                                  (61.4%)               (18.6%)
Other expenses, net                              (6.6%)                (4.5%)
Loss from continuing operations                 (68.1%)               (23.1%)
Loss on discontinued operations                 (31.3%)               (18.4%)
Net loss                                        (99.4%)               (41.5%)

Revenues

The Company's revenues of $7,732,021 and $8,872,052, for the years ended August 31, 2004 and 2003, respectively reflect a decrease of $1,140,031 or 12.8%. This decrease is due to the reduced revenue from the Ericson Publishing, Inc. (successor of Gibralter Publishing, Inc.) from 2003 to 2004 of $2,310,182. Ericson Publishing, Inc. was a related party and the Company ceased providing services for Ericson in July 2004. This decrease was substantially offset by a growth in numerous other call center customers, including another related party CheapSeats, Inc. Revenue from CheapSeats increased approximately $405,000 from 2003 to 2004, revenue from Time Warner increased approximately $282,000 from 2003 to 2004 and Smart Bargains.com/New Roads increased approximately $585,000 from 2003 to 2004.

Cost of revenues

Cost of revenues decreased $132,143 or 2.3% from $5,651,220 in fiscal 2003 to $5,519,077 in fiscal 2004. This decrease was due primarily to the reduction in revenue discussed above. This decrease is not as great, on a percentage basis, as the 12.8% drop in revenue as a result of cost of revenue not being a totally variable item.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") during the year ended August 31, 2004 and 2003, including depreciation and amortization were $6,693,605 and $4,871,786, respectively. This increase of $2,091,819 from 2003 to 2004 represents an increase from 54.9% to 90% in SG&A as a percentage of total revenues. This increase was the result of several components including personnel costs that increased approximately $740,000 from 2003 to 2004. The personnel working on the Company's SourceWare products increased in 2004 and this accounted for $470,000 of this increase; these employees were employed for less than two months in 2003 and were included for the entire year in 2004. Compensation growth in the other portion of the Company's operations was due to the transition of management and other issues occurring in the fourth quarter of 2004. Financing costs related to the factoring arrangement entered into in 2004 included warrants issued that resulted in $318,000 in expenses in 2004 that had no corresponding cost in 2003. Lawsuit settlement costs of $400,000 in 2004 compared to $80,000 in 2003 accounted for a portion of the increase. Board of Director compensation, which was entirely stock grants or options totaled approximately $190,000 in 2004 with no corresponding amount in 2003. Professional fees, legal and accounting related to the defense of certain lawsuits, issuance of Series A Preferred Stock and the increasing complexity of 2004 accounting and reporting issues resulted in an increase in these costs from $432,293 to $646,203 in fiscal 2003 and 2004, respectively. Occupancy costs account for $481,838 and $416,275 or 7.1% and 8.5% of SG&A for the years ended August 31, 2004 and 2003, respectively. Depreciation of equipment and amortization of goodwill and capitalized Software Costs accounted for $576,115 and $1,001,467 In the fiscal year ended August 31, 2004 and 2003, respectively. This decline of $425,352 is due entirely to a significant portion of the assets acquired in the February 2001 merger being fully depreciated after February 2004.

Interest Expense

Interest expense of $513,343 and $396,260 during the years ended August 31, 2004 and 2003, respectively represents an increase of $117,083 or 29.5% from 2003 to 2004. The 2004 amounts include approximately $135,000 paid in fees relating to the factoring arrangement that was new in 2004. This factoring agreement also included cash fees that were amortized in 2004 of an additional $155,000, there was no corresponding amount in 2003. The 2003 amount for interest included $125,000 for interest related to the $5,000,000 in notes due to Gibralter Publishing, Inc. that were repaid in December 2002.

NET OPERATING LOSS

The Company has accumulated approximately $8,600,000 of net operating loss carry forwards as of August 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2025. The February 2003 transaction with the Company's new controlling shareholders resulted in a change in control of the Company; there will be an annual limitation on the amount of net operating loss carry forwards that can be used.

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

The following summarizes the acquisition of Convergion:

Assets Acquired                              $ 2,588,152
Liabilities Assumed                           (5,817,256)
Goodwill                                       4,062,003
Acquisition Costs                               (161,000)
                                             -----------
                                             $   671,899
                                             ===========

The Company valued the common stock issued to the Convergion shareholders at $1.79 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase. This subsidiary was sold in June 2004.


PLIANT TECHNOLOGIES, INC.

In July 2003, the Company acquired certain assets from Pliant Technologies, Inc. ("Pliant") in a transaction accounted for using the purchase method of accounting.

The following summarizes the asset purchase agreement with Pliant:

Assets Acquired                              $   128,358
Liabilities Assumed                             (872,408)
Goodwill                                         745,050
                                             -----------
Cash Paid                                    $    (1,000)
                                             ===========

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


LIQUIDITY AND CAPITAL RESOURCES

The Company failed to generate positive cash flow during the year ended August 31, 2004, and its cash resources on hand are insufficient for its long term needs. As a result, certain debt, vendor payables, capital leases and other obligations are in arrears and default. This situation has existed since 2001 and the Company has taken several significant steps to alleviate the problems. During fiscal 2004 and subsequent to year end, the Board of Directors approved the sale of up to $7,000,000 in Series A preferred Stock. During the year, $3,000,000 of these shares were sold. The Board elected to sell additional shares since August 31, 2004 in an effort to stabilize the capital needs of the Company and to permit the Company to exploit its knowledge management assets. The Company expects that after completion of the sale of the Series A Preferred Stock, an additional capital raise of up to $10,000,000 will be necessary to provide the stability needed to fully exploit the Company's opportunities in the knowledge management markets. Management has been aggressively preparing for this subsequent offering and they are optimistic that the subsequent offering will be possible and that it will be accretive to existing shareholders. There are no assurances the Company will be successful in raising the funds required. The Company also expects that sales of its SourceWare products will begin in the second quarter of fiscal 2005, although this cannot be predicted with certainty.

Much of the Company's cash requirements in fiscal 2004 arose from liabilities assumed with the connection with the Company's acquisition of U.S. Convergion, Inc in April, 2003. The sale, in May 2004, of the subsidiary has alleviated this problem and management has announced plans to sell its call center subsidiary, ECOM. ECOM continues to require working capital to operate as its level of sales have failed to provide adequate volume to breakeven. Additional cash requirements related to the SourceWare related operations will continue until sales are made.

The Company's two principal shareholders (who took control of the Company in the February 2003 transaction) have also consistently provided the Company with additional capital in the form of loans throughout 2004 and 2003. Advances have been in response to a pressing need to meet a critical obligation of the Company. As of August 31, 2004, these shareholders had provided the Company with advances of $1,090,474. The Company will no longer have access to these loan facilities from these shareholders. The transaction in November 2004, established a relationship whereby these shareholders will no longer be relied upon to assist the Company on an as needed basis.

For the year ended August 31, 2004, cash and cash equivalents increased from a balance of $115,763 to $453,716 (including restricted cash of $109,617) at August 31, 2004.

Net cash provided by (used in) operating activities in the years ended August 31, 2004 and 2003, respectively was $(4,612,268) and $55,047 due to the net loss from continuing and discontinued operation of $10,467,537 (excluding gain from sale of discontinued operation of $2,784,370) and $3,679,290, respectively. This was comprised of a net increase (decrease)in working capital items of approximately $(271,317) and $1,975,369. The effect on cash from operating activities caused by these losses were offset by non-cash write off of the impaired goodwill relating to the Company's subsidiary that was sold of $4,062,003 and $-0- and depreciation and amortization expenses of $576,115 and $1,001,467 during fiscal 2004 and 2003, respectively and payment of certain expenses with the issuance of the Company's capital stock. The total of expenses paid with the issuance of capital stock and stock options and warrants was $1,224,270 and $407,501 during fiscal 2004 and 2003, respectively.

Net cash (used in) investing activities in fiscal 2004 and 2003 was $(287,634) and $(496,311), respectively. This use in 2004 and 2003 was due to the purchase of certain fixed assets necessary to the operations of the business and fees related to the business acquisitions and in 2004 cash provided was attributable to a reduction in short-term investments as required by operating uses during the year.

Cash provided by financing activities in fiscal 2004 and 2003 was $5,015,665 and $779,217 due primarily to proceeds of $2,772,260 (net of costs and fees) from sale of Series A Preferred stock and proceeds of $1,282,912 (net of costs and fees) from sale of Series B Preferred Shares in 2004. Proceeds from issuance of notes payable (net of repayments) were $464,105 and $779,217 for fiscal year 2004 and 2003, respectively. The Company also entered into a factor agreement and advances from factor amounted $496,388 in fiscal 2004.

THE INDEPENDENT AUDITOR'S REPORT ON THE COMPANY'S AUGUST 31, 2004 FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT STATES THAT THE COMPANY'S RECURRING LOSSES RAISE SUBSTANTIAL DOUBTS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

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

ITEM7.     FINANCIAL STATEMENTS

The consolidated financial statements for Market Central, Inc. as of and for the fiscal years ended August 31, 2004 and 2003 are included herein in response to
Item 7 of this Form 10-KSB.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                            AUGUST 31, 2004 AND 2003


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              MARKET CENTRAL, INC.
                            (FORMERLY PALADYNE CORP.)

                              MARKET CENTRAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Registered Independent Certified Public Accountants           F-3
Consolidated Balance Sheet at August 31, 2004                           F-4
Consolidated Statements of Losses for The Years Ended                   F-5
  August 31,   2004 and 2003
Consolidated Statements of Deficiency in Stockholders' Equity          F-6 ~ F-7
  for The Years Ended August 31, 2004 and 2003
Consolidated Statements of Cash Flows for The Years Ended              F-8 ~ F-9
   August 31, 2004 and 2003
Notes to Consolidated Financial Statements                           F-10 ~ F-33

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Market Central, Inc.
Jacksonville, NC


We have audited the accompanying consolidated balance sheet of Market Central, Inc. and subsidiaries (the "Company") as of August 31, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of August 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
October 29, 2004, except as to Note Q, which is as of December 3, 2004

                              MARKET CENTRAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004

 ASSETS
 Current Assets:
 Cash and cash equivalents                                         $    344,099
 Accounts receivable, net of allowance for doubtful accounts of $0 719,262 Accounts receivable - related parties, net of allowance for
   doubtful accounts of $0  (Note K)                                    277,119
 Prepaid expenses and other current assets                              149,282
                                                                   ------------
 Total Current Assets                                                 1,489,762

 Property and Equipment: (Note D) :
 Furniture and fixtures                                               1,051,489
 Computers and software                                               1,877,877
 Leasehold improvements                                               1,243,278
                                                                   ------------
                                                                      4,172,644
 Less: accumulated depreciation                                       3,281,195
                                                                   ------------
 Property and Equipment, net                                            891,449

 Other Assets:
  Restricted cash (Note C)                                              109,617
 Goodwill (Note B)                                                      745,050

 Deposits and other                                                      25,308
 Patents and trademarks, net of accumulated amortization of
   $32,440 (Note E)                                                      89,879
                                                                   ------------
 Total Other Assets                                                     969,854

 Total Assets                                                      $  3,351,065
                                                                   ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable and accrued liabilities (Note G)                 $  4,327,696
 Notes payable to related parties (Note F)                            1,210,474
 Notes payable, current portion (Note F)                              1,830,422
 Due to factor (Note H)                                                 483,590

 Accrued preferred stock dividend (Note 1)                               61,067
 Current portion of capital lease obligation (Note O)                   648,484
                                                                   ------------
 Total Current Liabilities                                            8,561,733

 Capital lease obligation - long-term portion (Note O)                   64,716

 Commitments and Contingencies (Note O)                                      --

 Deficiency in Stockholders' Equity:
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized;

 Series A - 2,251,407 shares issued and outstanding  (Note I)             2,251

 Series B - 350,000 shares issued and outstanding (Note I)                  350
 Common stock, par value $.001 per share; 75,000,000 shares
   authorized; 13,391,693 shares issued and outstanding (Note I)         13,392
 Common stock receivable (Note I and K)                                    (800)
 Additional paid-In-capital                                          27,672,231
 Preferred stock dividend - Series B (Note I)                          (875,000)
 Accumulated deficit                                                (32,087,808)
                                                                   ------------
 Total Deficiency in Stockholders' Equity                            (5,275,384)
                                                                   ------------
 Total Liabilities and Deficiency in Stockholders' Equity          $  3,351,065
                                                                   ============

           See accompanying notes to consolidated financial statements

                              MARKET CENTRAL, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                            2004                2003
                                                                        ------------    ------------
Revenues, net                                                           $  7,732,021    $  8,872,052
Cost of sales                                                              5,519,077       5,651,220
                                                                        ------------    ------------

Gross profit                                                               2,212,944       3,220,832

Operating expenses:
Selling, general and administrative                                        6,387,490       3,870,319
Depreciation and amortization (Note D and E)                                 576,115       1,001,467
                                                                        ------------    ------------
Total operating expenses                                                   6,963,605       4,871,786

Loss from operations                                                      (4,750,661)     (1,650,954)

Other income (expenses):

Interest income (expenses)                                                  (513,343)       (396,260)
                                                                        ------------    ------------
Total other expenses                                                        (513,343)       (396,260)

Loss from continuing operations, before income taxes and
discontinued operations                                                   (5,264,004)     (2,047,214)

Provision for income taxes                                                        --              --
                                                                        ------------    ------------

Loss from continuing operations, before discontinued operations           (5,264,004)     (2,047,214)

Loss on discontinued operations (Note B)                                  (2,419,163)     (1,632,076)
                                                                        ------------    ------------

Net (loss)                                                              $ (7,683,167)   $ (3,679,290)
                                                                        ============    ============

Preferred stock dividend - beneficial conversion feature (Note I)           (875,000)             --
Cumulative convertible preferred stock dividend requirements (Note I)        (61,067)             --
                                                                        ------------    ------------

Net loss attributable to common shareholders                            $ (8,619,234)   $ (3,679,290)
                                                                        ============    ============

Net (loss) per common share (basic and assumed diluted) (Note M)        $      (0.65)   $      (0.45)
                                                                        ============    ============

Continuing operations:                                                         (0.47)          (0.25)
                                                                        ============    ============

Discontinued operations:                                                       (0.18)          (0.20)
                                                                        ============    ============
Weighted Average Shares Outstanding
Basic and assumed diluted                                                 13,293,655       8,090,736
                                                                        ============    ============

         See accompanying notes to the consolidated financial statements

                              MARKET CENTRAL, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                                                    Preferred Stock
                                           Common Stock          -------------------------------------------------------------
                                     -------------------------                 Series                  Series
                                        Common         Stock     Series A      A Par      Series B     B Par       Series C
                                        Shares         Amount     Shares       Value      Shares       Value        Shares
                                     ------------    ---------   --------    ---------    --------   ---------   ------------
BALANCE AT AUGUST 31, 2002              1,670,935    $   1,671    137,143    $     137          --   $      --   $  1,000,101
                                     ============    =========   ========    =========    ========   =========   ============
Issuance of Series D Preferred
Stock in exchange for notes payable            --           --         --           --          --          --             --
Issuance of Common Stock in
exchange for previously incurred
debt                                    8,880,739        8,881         --           --          --          --             --
Conversion of Series D Preferred
Stock to Common Stock                   1,000,000        1,000         --           --          --          --             --
Conversion of Series C Preferred
Stock to Common Stock                   1,080,101        1,080         --           --          --          --     (1,000,101)
Conversion of Series A Preferred
Stock to Common Stock                       9,238            9   (137,143)        (137)         --          --             --
Reversal of Series A Preferred
Stock dividend accrual                         --           --         --           --          --          --             --
Issuance of Common Stock in
exchange for services rendered             25,000           25         --           --          --          --             --
Issuance of Common Stock in
connection with acquisition of U.S.
Convergion, Inc. (Note B)                 374,630          375         --           --          --          --             --

Fractional shares                             (25)          --         --           --          --          --             --
Issuance of Common Stock in
connection with acquisition of
Pliant Technologies, Inc. (Note B)        228,351          228         --           --          --          --             --
Stock options and warrants issued
to consultants in exchange for
services rendered (Note J)                     --           --         --           --          --          --             --

Net loss                                       --           --         --           --          --          --             --
                                     ------------    ---------   --------    ---------    --------   ---------   ------------
BALANCE AT AUGUST 31, 2003             13,268,969    $  13,269         --    $      --          --   $      --             --
                                     ============    =========   ========    =========    ========   =========   ============


                                        Preferred Stock
                                     ----------------------
                                                                  Series
                                     Series C      Series D       D Par       Additional      Accumulated
                                     Par Value      Shares        Value     Paid-In-Capital     Deficit          Total
                                     ---------    ----------    ---------    ------------    ------------    ------------
BALANCE AT AUGUST 31, 2002           $   1,000            --    $      --    $ 14,361,015    $(20,664,284)   $ (6,300,461)
                                     =========    ==========    =========    ============    ============    ============
Issuance of Series D Preferred
Stock in exchange for notes payable         --     1,000,000        1,000       4,999,000              --       5,000,000
Issuance of Common Stock in
exchange for previously incurred
debt                                        --            --           --         741,119              --         750,000
Conversion of Series D Preferred
Stock to Common Stock                       --    (1,000,000)      (1,000)             --              --              --
Conversion of Series C Preferred
Stock to Common Stock                   (1,000)           --           --             (80)             --              --
Conversion of Series A Preferred
Stock to Common Stock                       --            --           --             128              --              --
Reversal of Series A Preferred
Stock dividend accrual                      --            --           --         190,400              --         190,400
Issuance of Common Stock in
exchange for services rendered              --            --           --          44,975              --          45,000
Issuance of Common Stock in
connection with acquisition of U.S.
Convergion, Inc. (Note B)                   --            --           --         671,524              --         671,899

Fractional shares                           --            --           --              --              --              --
Issuance of Common Stock in
connection with acquisition of
Pliant Technologies, Inc. (Note B)          --            --           --         829,922              --         830,150
Stock options and warrants issued
to consultants in exchange for
services rendered (Note J)                  --            --           --          38,844              --          38,844

Net loss                                    --            --           --              --      (3,679,290)     (3,679,290)
                                     ---------    ----------    ---------    ------------    ------------    ------------
BALANCE AT AUGUST 31, 2003           $      --            --    $      --    $ 21,876,847    $(24,343,574)   $ (2,453,458)
                                     =========    ==========    =========    ============    ============    ============

         See accompanying notes to the consolidated financial statements

                              MARKET CENTRAL, INC.
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                         Series                                        Series
                                   Common       Stock      Series A      A Par      Series     Series B    Series      C Par
                                   Shares       Amount      Shares       Value     B Shares   Par Value   C Shares     Value
                                 ----------   ---------   ----------   ---------   --------   ---------   --------   --------
Balance forward                  13,268,969   $  13,269           --   $      --         --   $      --         --   $     --
                                 ==========   =========   ==========   =========   ========   =========   ========   ========
Issuance of Series A Preferred
Stock in connection with a
private placement, net of
costs and fees (Note I)                  --          --    2,251,407       2,251         --          --         --         --
 Issuance of common stock to
consultants in exchange for
options exercised at $.01 per
share (Note J)                       67,500          68           --          --         --          --         --         --
Issuance of Series B Preferred
Stock in connection with a
private placement, net of
costs and fees (Note I)                  --          --           --          --    350,000         350         --         --
Warrants issued to consultants
in exchange financing costs
(Note J)                                 --          --           --          --         --          --         --         --
Stock options and warrants
issued to consultants in
exchange for services rendered
(Note J)                                 --          --           --          --         --          --         --         --
Beneficial conversion feature
of Series B Preferred Stock
(Note I)                                 --          --           --          --         --          --         --         --
Common stock issued to
Directors in exchange for
compensation (Note I)                55,224          55           --          --         --          --         --         --
Common stock to be canceled in
connection with Settlement
Agreement and Mutual Release
with the Company's former CEO
(Note K)                                 --          --           --          --         --          --         --         --
Series A preferred dividend
accrual (Note I)                         --          --           --          --         --          --         --         --


Net loss                                 --          --           --          --         --          --         --         --
                                 ----------   ---------   ----------   ---------   --------   ---------   --------   --------
Balance at August 31, 2004       13,391,693   $  13,392    2,251,407   $   2,251    350,000   $     350         --   $     --
                                 ==========   =========   ==========   =========   ========   =========   ========   ========


                                  Series     Series                       Common     Preferred
                                    D         D Par      Additional       Stock       Stock        Accumulated
                                  Shares      Value   Paid-In-Capital   Receivable   Dividend        Deficit          Total
                                 --------   ---------   ------------    ---------    ---------    ------------    ------------
Balance forward                        --   $      --   $ 21,876,847    $      --    $      --    $(24,343,574)   $ (2,453,458)
                                 ========   =========   ============    =========    =========    ============    ============
Issuance of Series A Preferred
Stock in connection with a
private placement, net of
costs and fees (Note I)                --          --      2,770,009           --           --              --       2,772,260
 Issuance of common stock to
consultants in exchange for
options exercised at $.01 per
share (Note J)                         --          --         91,800           --           --              --          91,868
Issuance of Series B Preferred
Stock in connection with a
private placement, net of
costs and fees (Note I)                --          --      1,282,562           --           --              --       1,282,912
Warrants issued to consultants
in exchange financing costs
(Note J)                               --          --        383,579           --      383,579
Stock options and warrants
issued to consultants in
exchange for services rendered
(Note J)                               --          --        649,939           --           --              --         649,939
Beneficial conversion feature
of Series B Preferred Stock
(Note I)                               --          --        875,000           --     (875,000)             --              --
Common stock issued to
Directors in exchange for
compensation (Note I)                  --          --         98,829           --           --              --          98,884
Common stock to be canceled in
connection with Settlement
Agreement and Mutual Release
with the Company's former CEO
(Note K)                               --          --       (356,334)        (800)          --              --        (357,134)
Series A preferred dividend
accrual (Note I)                       --          --        (61,067)          --           --         (61,067)        (61,067)


Net loss                               --          --             --           --           --      (7,683,167)     (7,683,167)
                                 --------   ---------   ------------    ---------    ---------    ------------    ------------
Balance at August 31, 2004             --   $      --   $ 27,672,231    $    (800)   $(875,000)   $(32,087,808)   $ (5,275,384)
                                 ========   =========   ============    =========    =========    ============    ============

         See accompanying notes to the consolidated financial statements

                              MARKET CENTRAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                    2004            2003
                                                                 -----------    -----------
Cash flows from operating activities:
Net loss for the period from continuing operations               $(5,264,004)   $(2,047,214)

Net loss for the period from discontinued operations (Note B)     (5,203,533)    (1,632,076)

Preferred stock dividend (Note I)                                   (875,000)            --
  Adjustment to reconcile net income to net cash:

      Depreciation and amortization (Note D and E)                   576,115      1,001,467

      Impairment of goodwill (Note B)                              4,062,003             --
      Common stock issued in exchange for services rendered
(Note I)                                                             190,752         45,000
      Stock options and warrants issued in exchange for
services rendered (Note J)                                         1,033,518         38,844
      Common stock issued in exchange for expenses paid by
shareholders                                                              --        323,657

      Write-off of accounts receivable                                    --        350,000

      Write-off of inventory                                           9,678             --
      Beneficial conversion feature of Series B Preferred
Stock (Note I)                                                       875,000             --

      Write-off of Convergion fixed assets                           254,520             --
  Change in assets and liabilities:

      (Increase)/Decrease in accounts receivable                     266,344         80,638

      (Increase)/Decrease in costs in excess of billings              50,446             --

      (Increase)/Decrease in other assets                            (30,210)       334,672
      Increase/(Decrease) in cash disbursed in excess of
available funds                                                     (111,581)        72,725
      Increase/(Decrease) in accounts payable and accrued
expenses                                                            (215,257)     2,053,941

      Increase/(Decrease) in deferred revenue                       (231,059)      (566,607)
                                                                 -----------    -----------

Net cash provided by/(used in) operating activities:              (4,612,268)        55,047

Cash flows from investing activities:
   Cash paid in connection with acquisition of Pliant assets
(Note B)                                                                  --         (1,000)
   Acquisition costs paid in connection with acquisition of US
Convergion (Note B)                                                       --       (161,000)

  Purchase of property and equipment                                (287,634)      (334,311)
                                                                 -----------    -----------

Net cash (used in) investing activities                             (287,634)      (496,311)

Cash flows from financing activities:

  Proceeds from sale of Series A preferred stock, net of costs
and fees (Note I)                                                  2,772,260             --
  Proceeds from sale of Series B preferred stock, net of costs
and fees (Note I)                                                  1,282,912             --

  Proceeds from issuance of notes payable, net of repayments         464,105        779,217

  Due to factor                                                      496,388             --

                                                                 -----------    -----------

Net cash provided by financing activities                          5,015,665        779,217


Net increase (decrease) in cash and cash equivalents                 115,763        337,953

Cash and cash equivalents at beginning of year                       337,953             --
                                                                 -----------    -----------

Restricted cash (Note C)                                             109,617             --
Cash and cash equivalents at end of year                         $   344,099    $   337,953
                                                                 ===========    ===========

         See accompanying notes to the consolidated financial statements

                              MARKET CENTRAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

Supplemental Disclosures of Cash Flow Information:              2004            2003
                                                             -----------    -----------
Cash paid during the period for interest                     $   156,390    $   188,329

Cash paid during the period for income taxes                          --             --

Common stock issued in exchange for services rendered            190,752         45,000
Stock options and warrants issued in exchange for services
rendered                                                       1,033,518         38,844

Common stock issued in exchange for notes payable                     --        426,343
Common stock issued in exchange for expenses paid by
shareholders                                                          --        323,657

Preferred stock issued in exchange for notes payable                  --      5,000,000

Accrued preferred stock dividend                                  61,067             --
Disposal of US Convergion, Inc.: (Note B)
  Sylvia common stock received                               $       500    $        --

  Assets disposed of                                             (68,211)            --

  Debts assumed by Sylvia                                      2,967,081             --

  Net gain on disposal of segment                             (2,784,370)            --
                                                             -----------    -----------
  Disposition costs                                          $   115,000    $        --
                                                             ===========    ===========
Acquisition of US Convergion, Inc. (Note B):
  Assets acquired                                            $        --    $ 2,588,152

  Goodwill                                                            --      4,062,003

  Liabilities assumed                                                 --     (5,817,256)

  Common stock issued                                                 --       (671,899)
                                                             -----------    -----------
  Net cash paid for acquisition                              $        --    $   161,000
                                                             ===========    ===========
Purchase Agreement with Pliant: (Note B):
  Assets acquired                                            $        --    $   128,358

  Goodwill                                                            --        745,050

  Liabilities assumed                                                 --       (872,408)
                                                             -----------    -----------
  Net cash paid for acquisition                              $        --    $     1,000
                                                             ===========    ===========

         See accompanying notes to the consolidated financial statements

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ecommerce support centers, inc. ("ecom") and U.S. Convergion, Inc. ("Convergion"). All significant inter-company transactions and balances have been eliminated in consolidation. In May 2004, the Company sold Convergion to Sylvia Holding Co., Inc. ("Sylvia"), a Nevada Corporation, in exchange for 500,000 shares of Sylvia's common stock, and other goods and valuable consideration. The Convergion business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

The Company current operations consist of providing outsourced contact center solutions through ecom.

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

The asset, "costs in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "deferred revenue" represents billings in excess of revenues recognized.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the year ended August 31, 2004 and 2003.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended August 31, 2004 and 2003.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 27 to 60 months using the straight-line method (Note D).

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

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of Internet applications, routers and related products available for sale to distributors and retailers. After disposal of Convergion segment (Note B), the Company has no longer has inventories.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at August 31, 2004.

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

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note
J):

                                                                 2004           2003
                                                             -----------    -----------
Net loss - as reported                                       $(7,683,167)   $(3,679,290)
Add:  Total  stock  based  employee  compensation  expense
as reported under intrinsic value method (APB. No. 25)                --             --
Deduct:  Total stock based employee  compensation  expense
as reported under fair value based method (SFAS No. 123)        (752,517)      (184,045)
                                                             -----------    -----------
Net loss - Pro forma                                         $(8,435,684)   $(3,863,335)
Net loss attributable to common stockholders - Pro forma     $(9,371,751)   $(3,863,335)
Basic (and assuming dilution) loss per share - as reported   $     (0.65)   $     (0.45)
Basic (and assuming dilution) loss per share - Pro forma     $     (0.70)   $     (0.48)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $5,264,004 and $2,047,214 from continuing operations during the year ended August 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $7,071,971 as of August 31, 2004.

Net Earnings (Losses) Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended August 31, 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

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

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE A - SUMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 was revised in December 2003 and is effective for the first financial reporting period after March 15, 2004. The Company adopted the provisions of FIN 46 beginning with the quarter ended May 31, 2004, which did not have a material impact on the financial statements.

NOTE B - BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Acquisitions

Pliant Technologies, Inc.
In July 2003, the Company acquired certain assets from Pliant Technologies, Inc. ("Pliant") in a transaction accounted for using the purchase method of accounting. The following summarizes the asset purchase agreement with Pliant:

   Assets acquired                      $ 128,358
   Liabilities assumed                   (872,408)
   Goodwill                               745,050
   Cash paid                            $  (1,000)
                                        ==========

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS (CONTINUED)

Pliant Technologies, Inc. (Continued)

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase. Pursuant to a separate agreement between the Company and the holders of Pliant's previously incurred debt assumed by the Company, the Company issued an aggregate of 228,351 shares of its restricted common stock (Note I) and warrants to purchase an aggregate of 182,681 shares of its common stock in exchange for the discharge and cancellation of $830,150 of assumed liabilities. The remaining amount ($42,258) of the assumed debt remains outstanding and is secured by a lien on the purchased assets.

U.S. Convergion, Inc.

On April 3, 2003, the Company acquired all of the issued and outstanding common shares of U.S. Convergion, Inc. ("Convergion"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to the Agreement, the Company acquired
Convergion, in exchange for $671,899 consisting of 374,630 shares of the Company's restricted common stock in a transaction accounted for using the purchase method of accounting (see Note I).

The following summarizes the acquisition of Convergion:

  Issuance of 374,630 shares of common stock (Note I)        $ (671,899)
  Assets acquired                                             2,588,152
  Liabilities assumed                                        (5,817,256)
  Goodwill                                                    4,062,003
                                                             -----------
  Acquisition costs                                          $ (161,000)
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

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS (CONTINUED)

U.S. Convergion, Inc. (Continued)

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. In February 2004, the Company completed a test for goodwill in connection with acquisition of Convergion, and the result indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

      o     Significant operating losses since the date of acquisition
      o     Unanticipated decline in revenues and profitability
      o     Loss of key personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.31 per share in February 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable   management   judgment  is  necessary  to  estimate   fair  value.
Accordingly,   actual  results  could  vary   significantly   from  managements'
estimates.

Divestitures and Discontinued Operations

In May 2004, the Company sold Convergion to Sylvia Holding Co., Inc. ("Sylvia") through a Stock Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, Sylvia acquired certain assets and assumed certain liabilities of Convergion and agreed to issue to the Company a total of 500,000 shares of its common stock valued at $0.001 per share. As a result of the sale of the Convergion business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The following summarizes the disposition of the Convergion business segment:

  Sylvia common stock                              $       500
  Debts assumed by Sylvia                            2,967,081
  Net assets disposed of                               (68,211)
  Disposition costs                                   (115,000)
                                                   -----------
  Net gain on disposal of Convergion               $ 2,784,370
                                                   ===========

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS (CONTINUED)

U.S. Convergion, Inc. (Continued)

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the year ended August 31, 2004 and 2003 were:

                                                   2004           2003
                                               -----------    -----------
Revenues                                       $ 2,249,354    $ 2,848,556
Expenses                                        (3,390,884)    (4,480,632)
Impairment of goodwill                          (4,062,003)            --
                                               -----------    -----------
Net loss  before tax                            (5,203,533)    (1,632,076)
Income tax provision (benefit)                          --             --
                                               -----------    -----------
Net loss                                        (5,203,533)    (1,632,076)

Net gain on sale of Convergion, before tax       2,784,370             --
Income tax provision (benefit)                          --             --
                                               -----------    -----------
Gain on sale, net of tax                         2,784,370             --
                                               -----------    -----------
Loss on discontinued operations , net of tax   $(2,419,163)   $(1,632,076)
                                               ===========    ===========

In connection with the Stock Purchase Agreement, the Company issued to Sylvia a promissory note ("Note") in the amount of $500,000 to serve as security for the obligations of the Company under the Stock Purchase Agreement. The Note shall only become due and payable upon the demand of Sylvia upon an event of default of the Stock Purchase Agreement. Additionally, the Company entered into a Security Agreement with Sylvia. Pursuant to the Security Agreement, the Company granted Sylvia a security interest in any and all existing or after acquired assets of the Company, up to $3,000,000, securing the Company's obligations to Sylvia under the Note (collectively the "Escrow Document"). The Escrow Document is held by the legal counsel of Sylvia and shall be released to the Company when all covenants, representation, and conditions in the Stock Purchase Agreement are complied and satisfied. As of August 31, 2004, the Escrow Document has not been released by Sylvia. Additionally, the Company management believes that more likely than not the fair value of the Sylvia common stock has been reduced below its carrying value at August 31, 2004. As a result, the Company recorded a non-cash impairment charge of $500 to reduce the carrying value of Sylvia common stock to its estimated value of $0.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE C - RESTRICTED CASH

In June 2004, the Onslow County Tax Office, North Carolina requested to garnish the Company's bank balance in the amount of $109,617 for outstanding property taxes owed by the Company's wholly-owned subsidiary, ecom. The Company has obtained a court order to allow the Company to defend its position and recalculate the exact amount of taxes due. The Company management believes that the recalculated amount due was approximately $78,000. As of August 31, 2004, the Company has not resolved the issue with Onslow County Tax Office. The Company has included the amount of taxes due in its accrued liabilities at August 31, 2004 and accounted restricted cash in the amount of $109,617.

NOTE D - PROPERTY AND EQUIPMENT

Major classes of property and equipment at August 31, 2004 consist of the following:

Leasehold Improvements                                     $  1,243,278
Furniture and Fixtures                                        1,051,489
Computer Equipment and Software                               1,877,877
                                                           ------------
                                                              4,172,644
Less: Accumulated Depreciation                               (3,281,195)
                                                           ------------
Net Property and Equipment                                 $    891,449
                                                           ============

Total depreciation expense charged to operations for the year ended August 31, 2004 and 2003 are $543,675 and $1,001,467, respectively.

NOTE E - PATENTS AND TRADEMARKS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

The costs and accumulated amortization of patents and trademarks at August 31, 2004 are summarized as follows:

                 Patents and trademarks                        $ 122,319
                 Less:  accumulated amortization                 (32,440)
                                                               ---------
                 Intangible assets, net                        $  89,879
                                                               =========

Total amortization expense charged to operations for the year ended August 31, 2004 and 2003 are $32,440 and $0, respectively.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE F - NOTES PAYABLE

Notes Payable at August 31, 2004 are as follows:

Note payable in monthly installments of $33,333 including interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held by a major stockholder and personal guarantees by two stockholders.  The Company is currently in default under the
terms of the note agreement                                                                       $    501,134
Note payable in monthly installments of $1,919 including interest at 7.34% per annum;
unsecured; maturity date is in May 2005.                                                                18,975
Note payable in monthly installments of $2,813 including interest at 6% per annum;
unsecured; maturity date is in February 2005.                                                           19,180
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate plus 3.5%; original maturity date was in July 2004, the Company has requested and the bank has agreed to extend the maturity date every 30 days; current maturity date is in January
2005; personally guaranteed by Company shareholders.                                                 1,250,000
Note payable on demand to a related party, interest payable at 6% per annum on repayment
date; unsecured. (Note K and Q)                                                                        237,569
Note payable on demand to a related party, interest payable at 6% per annum on repayment
date; unsecured. (Note K and Q)                                                                        852,905
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date is in May 2004; the Company shall repay the note with Company common stock.  The Company is
currently in default under the terms of the note agreement. (Note K)                                   120,000
Note payable; liabilities assumed pursuant to Assets Purchase Agreement with Pliant (see
Note B); interest payable at 12% per annum, interest due and principal due in March 2004;
unsecured.  The Company is in default under the terms of the note agreements.                           41,133
                                                                                                  ------------
                                                                                                     3,040,896
Less: current portion                                                                               (3,040,896)
                                                                                                  ------------
                                                                                                  $         --
                                                                                                  ============

NOTE G - ACCOUNTS PAYABLE AND ACCURED LAIBILITIES

Accounts payable and accrued liabilities at August 31, 2004 are as follows:

        Accounts payable                                    $ 2,863,682
        Accrued interest                                          2,462
        Accrued payroll, payroll expenses and
          taxes                                               1,161,552
        Other accrued expenses in connection
          with litigation (Note O)                              300,000
                                                            -----------
        Total                                               $ 4,327,696
                                                            ===========

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE H - DUE TO FACTOR

The Company's subsidiary, ecommerce support centers, inc., has an arrangement for a $2,000,000 factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables are bought at 96.25% of their face amount. The Company receives a rebate of 2.40% for invoices paid by customers between one to thirty days, and 2.36% for invoices paid by customers after thirty days reduced by .04% per additional day such invoice remains outstanding. The arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Net charge to the Company is 1.35% of the invoices paid by customers between one to thirty days, and 1.39% after thirty days, increased by .04% per additional day such invoice remains outstanding. In connection with this agreement, the Company is required to maintain certain financial covenants. As of August 31, 2004, the Company is in default under the factor agreement.

At August 31, 2004, balance due from factor (included in accounts receivable) was as follows:

Accounts Receivable - Factored                        $  604,488
Less: Advance from Factor                               (483,590)
                                                      ----------
Net Due from Factor                                   $  120,898
                                                      ==========

NOTE I - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In February 2003, the Company affected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company's 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. As of August 31, 2004, the Company has 13,391,693 shares of common stock issued and outstanding.

On December 10, 2002, the Company issued 1,000,000 shares of Series D preferred stock to Gibralter Publishing, Inc. in exchange for the cancellation of notes payable of $3,500,000 and $1,500,000 and any accrued and unpaid interest thereon.

In February 2003, the Company issued an aggregate of 8,880,739 shares of common stock in exchange for $750,000 of previously incurred debt.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE I - CAPITAL STOCK (CONTINUED)

In March 2003, the Company issued 1,000,000 shares of common stock in exchange for all of the outstanding shares of Series D Preferred Stock, 1,080,000 shares of common stock for all of the outstanding shares of Series C Preferred Stock and 9,238 shares of commons stock for all of the outstanding shares of Series A Preferred Stock. Pursuant to the conversion agreements with the holders of Series A Preferred Stock, stockholders relinquished all rights to accumulated dividends. The Company accounted all accumulated and unpaid dividends of $190,400 as additional paid-in capital. The Company has no Series C and Series D Preferred Stock outstanding at August 31, 2004.

In March 2003, the Company issued 25,000 shares of common stock to a consultant in exchange for services valued at $1.80 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $45,000 were charged to operations during the year ended August 31, 2003. In April 2003, the Company issued an aggregate of 374,630 shares of restricted common stock in connection with the acquisition of U.S Convergion. (Note B). In July 2003, the Company issued an aggregate of 228,351 shares of restricted common stock in exchange for the assumed liabilities of $830,150 as part of the acquisition of Pliant (Note B).

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

In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock is convertible into one share of the Company's common stock after a one-year period from the date of issuance. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. As of August 31, 2004, the Company had issued an aggregate of 2,251,407 shares of Series A Preferred Stock and received $2,772,260 of proceeds, net of offering costs and fees of $227,740. As of August 31, 2004, the Company had accrued cumulative preferred stock dividends and charged to retained deficit in the amount of $61,067.

During the year ended August 31, 2004 the Company issued an aggregate of 350,000 shares of Series B Preferred Stock and received a total proceeds of $1,282,912, net of costs and fees of $367,339. The Series B Preferred Stock is convertible into common stock at the lesser of $1.75 per share or 80% of the lowest bid price for the common stock in the 10 business days preceding the conversion but it cannot be less than 50% of the $1.75 or $.875. This results in the conversion of a maximum of 4,000,000 shares and a minimum of 2,000,000 shares of the Company's common stock. The Series B Preferred Stock holders also have an option to acquire additional common shares in an amount to permit the conversion rights plus this option to result in a total of 4,000,000 shares of the Company's common stock.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE I - CAPITAL STOCK (CONTINUED)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Convertible Preferred Stock. The Company recognized and measured an aggregate of $875,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Series B Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Series B Preferred Stock was issued.

Pursuant to the Series B Preferred Stock purchase agreement, the Company transferred 2,000,000 shares of its common stock to an Escrow Agent. The shares are to be held by the Escrow Agent pending any conversion of the Series B Convertible Preferred Stock. The 2,000,000 shares of common stock were coded so as not be considered issued until the Series B Preferred Stock shareholders exercise the conversion right. As of August 31, 2004, none of the Series B Preferred Stock shareholders exercised the conversion right.

In March and May 2004, the Company issued an aggregate of 67,500 shares of its common stock to a consultant in exchange for stock options exercised at $0.01 per share. The Company received $68 of proceeds. The Company valued the stock options at the fair value of its common shares at the date the options were granted. Compensation costs of $91,800 were charged to operations during the year ended August 31, 2004 (Note J).

In August 2004, the Company authorized to issue an aggregate of 55,224 shares if its common stock to four Board of Director members in exchange for compensation expenses totaling $98,884. The shares were valued at $1.79 per share, which approximated the fair value of the shares issued during the period the services were rendered. Additionally, in connection with the Settlement Agreement and Mutual Release the Company entered into in August 2004 with the Company's former CEO and Board of Directors member ("Former CEO"), the Company accounted the 800,000 shares of the Company's common stock to be returned from Former CEO as common stock receivable (Note K).

NOTE J - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at August 31, 2004, after giving effect to 1:10 reverse split in common stock in February 2003:

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

Options (Continued)

                                   Options Outstanding                         Options Exercisable
                                    Weighted Average       Weighted      -------------------------------
                       Number       Contractual Life       Average         Number        Weighted Average
  Exercise Price     Outstanding        (Years)         Exercise Price   Exercisable      Exercise Price
  --------------     -----------        -------         --------------   -----------      --------------
$  .01 - $3.16          977,592          3.86               $ 1.69          327,591           $  2.04
$ 7.00 - $9.50           20,000          0.61               $ 8.25           20,000           $  8.25
$10.25 - $11.40          68,335          0.42               $10.26           68,335           $ 10.26
                      ---------          ----               ------          -------           -------
                      1,065,927          2.69               $ 2.06          415,926           $  4.81
                      =========          ====               ======          =======           =======

Transactions involving the Company's options issuance are summarized as follows:

                                                 Number      Weighted Average
                                                of shares     Exercise Price
                                               ----------    ----------------
Outstanding at August 31, 2002                    207,743       $    9.00
                                               ==========       =========
Granted                                           185,000            2.30
Exercised                                              --              --
Cancelled                                         (90,533)           3.66
                                               ----------       ---------
Outstanding at August 31, 2003                    302,210            5.22
                                               ==========       =========
Granted                                           844,092            1.30
Exercised                                         (67,500)            .01
Cancelled                                         (12,875)          17.06
                                               ----------       ---------
Outstanding at August 31, 2004                  1,065,927       $    2.06
                                               ==========       =========

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at August 31, 2004 after giving effect to 1:10 reverse split in common stock in February 2003.

                                      Warrants Outstanding                         Warrants Exercisable
                                      --------------------                    ------------------------------
                                         Weighted Average      Weighted                          Weighted
                           Number        Contractual Life       Average          Number           Average
  Exercise Prices:      Outstanding          (Years)        Exercise Price    Exercisable     Exercise Price
  ----------------      -----------          -------        --------------    -----------     --------------
$ 1.33 - $7.81            4,591,466           3.37              $ 2.77         4,591,466          $  2.77
$11.06 - $11.88             117,931           1.00              $11.49           117,931          $ 11.49
$12.81 - $17.50              21,350           1.22              $15.13            21,350          $ 15.13
$25.00 - $33.75              16,250           0.43              $25.67            16,250          $ 25.67
                          ---------           ----              ------         ---------          -------
                          4,746,997           3.29              $ 3.12         4,746,997          $  3.12
                          =========           ====              ======         =========          =======

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

Transactions involving the Company's warrants issuance are summarized as follows:

                                                    Number      Weighted Average
                                                   of shares     Exercise Price
                                                  ----------    ----------------
Outstanding at August 31, 2002                       602,434       $   17.00
                                                  ==========       =========
Granted                                            3,891,014            2.83
Exercised                                                 --              --
Cancelled                                           (358,272)           7.94
                                                  ----------       ---------
Outstanding at August 31, 2003                     4,135,176       $    3.43
                                                  ==========       =========
Granted                                              692,452            2.12
Exercised                                                 --              --
Cancelled                                            (80,631)          16.89
                                                  ----------       ---------
Outstanding at August 31, 2004                     4,746,997       $    3.12
                                                  ==========       =========

The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the years ended August 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2004         2003
                                                        ----------   ----------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        1.06%        1.28%
Expected stock price volatility                                90%          38%
Expected dividend payout                                        --           --
Expected option life-years (a)                          3.0 to 4.0   3.0 to 4.0

(a) The expected option/warrant life is based on contractual expiration dates.


The Company charged to operations compensation expenses in connection with granting stock options and warrants to consultants a total of $323,739 and
$38,844 during the year ended August 31, 2004 and 2003, respectively. Additionally, included in the total numbers of stock options outstanding were 193,377 stock options the Company granted to consultants in exchange for accrued service fees and services rendered, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted. The options granted settled $64,349 of accrued service fees, and additional compensation expenses of $261,851 were charged to operations during the year ended August 31, 2004. As of August 31, 2004, the Company received $68 of proceeds for 67,500 stock options exercised at $0.01 per share, the Company valued those options at the fair market value of its common stock at the date the options were granted and $91,800 of compensation expense was charged to operations during the year ended August 31, 2004 (Note I). The Company also granted warrants to a consultant in exchange for one year of financing services. Financing costs of $383,579 was capitalized and amortized over twelve-month period. During the year ended August 31, 2004, the Company charged to operations $319,648 of amortized financing costs.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and net loss per share would have been $(9,371,751) and $(0.70), respectively for the year ended August 31, 2004 and $(3,863,335) and $(0.48), respectively for the year ended August 31, 2003.

NOTE K - RELATED PARTY TRANSACTIONS

During the years ended August 31, 2004 and 2003, the Company recognized $1,162,691 and $3,472,773 of sales in connection with services provided Gibraltar Publishing, Inc., ("Gibraltar") representing 15% and 39% of the Company's sales for the years ended August 31, 2004 and 2003, respectively. Gibraltar was controlled by the Company's former CEO, director and significant shareholder.

The Company also provides services to J&C Nationwide, Inc. and Cheapseats, Inc., companies owned and controlled by a director and significant shareholder of the Company. The Company recognized $613,774 and $121,895 of sales in connection with services provided J&C Nationwide, Inc. and Cheapseats, Inc., representing 8% and 1% of the Company's sales for the years ended August 31, 2004 and 2003, respectively. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the amount of $277,119 and $91,460 at August 31, 2004 and 2003, respectively.

As of August 31, 2002 the company was indebted to Gibraltar to the extent of approximately $5,000,000. In December 2002, the Company issued 1,000,000 shares of Series D Preferred Stock (Note I) to Gibraltar in exchange for such debt. The Series D Preferred Stock was converted into 1,000,000 shares of the Company's common stock in February 2003 as final settlement for the $5,000,000 notes payable to Gibraltar. Accrued interest on the notes of $920,652 was applied to the balance that Gibraltar owed the Company for services.

Gibraltar was indebted to the Company for services in the amount of $168,607 (net of allowance for doubtful account of $60,000) at August 31, 2003. During the year ended August 31, 2003, the Company paid certain general and administrative expenses on behalf of Gibraltar, the amount Gibraltar due the Company was $101,376 at August 31, 2003.

In August 2004, the Company entered into a Settlement Agreement and Mutual Release ("Settlement") with the Company's former CEO and Board of Directors member ("Former CEO"). Pursuant to the Settlement, Former CEO agreed to sell to the Company 800,000 shares of the Company's common stock owned by him for an aggregate of $1.00 plus other good and valuable consideration. Former CEO and the Company agreed to certain releases of each other and certain affiliates, including Gibraltar. The Company intends to cancel the shares returned by Former CEO, and Former CEO agreed not to sell or otherwise transfer the remaining 351,173 shares of Company common stock owned by him until after November 30, 2004.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the Settlement, the Company was legally released from its obligation of $176,146 of unpaid accrued salaries to Former CEO, and $203,770 of accrued expenses due to Gibraltar and other entities controlled by Former CEO. The Company legally released Gibraltar from obligations of $656,297 (net of allowance for doubtful account of $60,000) of trade payable due to the Company, and $80,753 of other expenses Gibraltar and other entities controlled by Former CEO indebted to the Company. As of August 31, 2004, the Company has not received the 800,000 shares of the Company's common stock from Former CEO and has accounted the common shares to be returned by Former CEO as common stock receivable, and accounted $356,334 of net cost in connection with the Settlement as a reduction in additional paid-in capital.

During the year ended August 31, 2003, two of the Company's principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of August 31, 2004 and 2003, the amounts due to the shareholders are $1,090,474 and $308,696 (Note
F). Additionally, a Company principal shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of August 31, 2004 and 2003, the amount due to the shareholder is $120,000. The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. The Company is currently in default under the term of the note agreement (Note F)

NOTE L - BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $4,287,297 or 55% of sales and $5,668,000 or 64% of sales for the years ended August 31, 2004 and 2003, respectively.

NOTE M - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted losses per share:

                                                         2004           2003
                                                     -----------    -----------
      Net loss available for common shareholders     $(8,619,234)   $(3,679,290)
                                                     ===========    ===========
      Basic and fully diluted loss per share         $     (0.65)   $     (0.45)
                                                     ===========    ===========
      Continuing operations                          $     (0.47)   $     (0.25)
                                                     ===========    ===========
      Discontinued operations                        $     (0.18)   $     (0.20)
                                                     ===========    ===========
      Weighted average common shares outstanding      13,293,655      8,090,736
                                                     ===========    ===========


NOTE N - INCOME TAXES

The Company has adopted Financial Accounting Standard Number 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE N - INCOME TAXES (CONTINUED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $8,600,000, which expire through 2025. The deferred tax asset related to the carryforward is approximately $2,924,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of August 31, 2004 are as follows:

Non-current:
Net operating loss carryforward                      $ 2,924,000
Valuation allowance                                   (2,924,000)
                                                     -----------
Net deferred tax asset                               $        --
                                                     ===========

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating leases in Memphis, Tennessee for its corporate use. Commitments for minimum rentals under non-cancelable leases at August 31, 2004 are monthly payments of $3,067 through May 2005. The Company is seeking to sublease to others the office space, after the disposal of Convergion business segment (Note B).

The Company leases office space under operating leases in North Carolina for its corporate use. The lease is non-cancelable with a five-year term through May 31, 2008.

Commitments for minimum rentals under non-cancelable leases at August 31, 2004 are as follows:

                    Year                                Amount
                    ----                              ---------
                    2005                              $ 211,353
                    2006                                195,000
                    2007                                198,750
                    2008                                157,500
                                                      ---------
                   Total                              $ 762,603
                                                      =========

The Company incurred and charged to operations $245,317 and $308,353 in rental expense for the years ended August 31, 2004 and 2003, respectively.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations

Computer equipment and software includes the following amounts for capitalized leases at August 31, 2004:

Computer equipment and software                              $ 1,234,202
Less: accumulated depreciation and amortization                 (985,932)
                                                             -----------
                                                             $   248,270
                                                             ===========

Future minimum lease payments required under the capital leases are as follows:

2005                                                         $   682,604
2006                                                              55,471
2007                                                               9,245
                                                             -----------
                                                             $   747,320
Less: amount representing interest                               (34,120)
                                                             -----------
                                                                 713,200
Less: current portion                                           (648,484)
                                                             -----------
Long-term portion                                            $    64,716
                                                             ===========
The Company had computer equipment and software purchased under non-cancelable leases with an original principal cost of $1,234,202 as of August 31, 2004. Depreciation expenses for computer equipment and software under capital leases amounted $214,156 and $309,900 for the year ended August 31, 2004 and 2003, respectively. The Company is currently in default under the terms of the capital lease agreements in a total amount of $593,013. Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

Tweddle Litho Corp. vs. Gibralter Publicing, Inc. and Market Central, Inc.

In October 2003, Tweddle Litho Company ("Tweddle") filed a complaint against the Company and Gibralter Publishing, Inc. ("Gibralter", the Company's predecessor), in the United States District Court, Eastern District of North Carolina. The complaint alleges that the Company and Gibralter had engaged in a fraudulent conveyance in December 2002, at such time that Gilbralter released the Company from two promissory notes totaling approximately $5 million in exchange for the issuance of certain Company stock and warrants (Note I and K). The action in North Carolina arose out of a judgment that Tweddle had obtained against Gibralter in Michigan for approximately $400,000. In August 2004, the Company executed a Settlement Agreement and Mutual Release with Tweddle and accordingly accrued and included in its accrued liabilities an aggregate of $400,000 of settlement fees in connection with the settlement agreement. As of August 31, 2004, the Company has paid to Tweddle $150,000 of the settlement fees, and $250,000 remains outstanding and scheduled to be paid in full before February 2005.

United States of America vs. Market Central, Inc.

Subsequent to the date of financial statements, the Honorable James C. Fox, United States District Court, Eastern District of North Carolina Judge entered an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court that occurred in the case of Tweddle against the Company and Gibralter. In October 2004, the Company and the U.S. Attorney entered into a written Plea Agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter is set for disposition in U.S. District Court for the Eastern District of North Carolina ion January 18, 2005. The U.S. Attorney is supporting the Plea Agreement and the Company expects that the Court will accept the Plea Agreement. The Company has accounted the $50,000 for the alleged criminal contempt of court in connection with the Plea Agreement as accrued liabilities at August 31, 2004.

Graybar Electric Company, Inc. vs. U.S. Convergion, Inc.

In August 2003, a Default Judgment was entered in favor of Graybar Electric Company, Inc. and against U.S. Convergion, Inc. in the amount of $43,869. In July 2004, Graybar Electric Company, Inc. filed a Notice of Filing a Foreign Judgment in the General Court of Justice Superior Court Division, State of North Carolina, County of Onslow captioned as Graybar Electric Company, Inc. vs. U.S. Convergion, Inc. and Market Central, Inc. Subsequent to the date of financial statements, the Company filed its Rule 12(B)(6) Motion to Dismiss Complaint for Foreign Judgment; Notice of Defenses, by which the Company asserted absolute defenses to the claim and the Foreign Judgment was not entered against the Company, but rather, against U.S. Convergion, Inc. The Company believes that the claim will be defeated.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

IMEC vs. Market Central, Inc.

In January 2004, a judgment in the amount of $16,294 was entered against U.S. Convergion, Inc. in the Court of General Sessions, State of Tennessee, County of Shelby in the case captioned as IMEC v. U.S. Convergion, Inc. In June 2004, IMEC filed a Notice of Filing a Foreign Judgment in the General Court of Justice Superior Court Division, State of North Carolina, County of Onslow captioned as IMEC vs. Market Central, Inc. f/d/b/a U.S. Convergion, Inc. Subsequent to the date of financial statements, the Company filed its Rule 12(B)(6) Motion to Dismiss Complaint for Foreign Judgment; Notice of Defenses, by which the Company asserted absolute defenses to the claim and the Foreign Judgment was not entered against the Company, but rather, against U.S. Convergion, Inc. The Company believes that the claim will be defeated.

Lucius L. Patterson vs. Market Central, Inc.

In April 2004, Lucius l. Patterson obtained a Foreign Judgment against U.S. Convergion, Inc. in the case captioned Lucius L. Patterson vs. Market Central, Inc. d/b/a U.S. Convergion, Inc. in the Circuit Court of Mobile County, Alabama, in the amount of $39,897. In August 2004, Lucius L. Patterson filed a Notice of Filing a Foreign Judgment in the General Court of Justice Superior Court Division, State of North Carolina, County of Onslow captioned as Lucius L. Patterson vs. Market Central, Inc. d/b/a U.S. Convergion, Inc. and Market Central, Inc. Subsequent to the date of financial statements, the Company filed its Rule 12(B)(6) Motion to Dismiss Complaint for Foreign Judgment; Notice of Defenses, by which the Company asserted absolute defenses to the claim and the Foreign Judgment was not entered against the Company, but rather, against U.S. Convergion, Inc. The Company believes that the claim will be defeated.

iGate,  Inc.,   Successor-In-Interest  to  Mastech  Systems  Corporation,  iGate
Mastech, Inc. f/k/a Emplifi. Inc. and Ejiva, LLC f/k/a Ejiva, Inc. vs. Gibralter Publishing, Inc. and Market Central, Inc.

In April 2004, iGate filed a Compliant against Gibralter Publishing, Inc. and the Company claiming that the Company was liable to iGate, Inc. in the amount of $724,161. In May 2004, a default was entered against the Company. Subsequent to the date of financial statements, the Court vacated the default and granted the Company leave to file its Answer to the Complaint. The Company filed its Answer and Affirmative Defenses alleging absolute defenses to the claims of iGate, Inc. The Company asserts that it has no liabilities to iGate, inc. and will defeat all liabilities asseryed in the Complaint.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc.

Subsequent to the date of financial statements, Edward Bohn filed a Compliant to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effort against the Company, to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against the Company and ecom., except for injunctive relief relating to the issuance of the Company's stock. The Company has no liabilities asserted against either by Plaintiff or any of the Defendants.

Weindruch vs. Paladyne

In May 2002, Ronald Lynn Weindruch filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida. The compliant alleges a breach of contract. Weindruch received judgments against the Company in the amount of $50,000. The judgment remains unsatisfied and the Company believes it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the plaintiff's claims.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE P - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended August 31, 2004 and 2003, the Company incurred losses from continuing operations of $5,264,004 and $2,047,214, respectively. The Company's current liabilities exceeded its current assets by $7,071,971 as of August 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                              MARKET CENTRAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

NOTE P - GOING CONCERN MATTERS (CONTINUED)

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE Q - SUBSEQUENT EVENTS

In September 2004, the Company received 2,000,000 shares of common stock from Ariel Way, Inc. (approximately 10% of the outstanding stock of Ariel Way, Inc.) a private company. These shares received were in exchange for a license for the software controlled by Convey Systems, Inc. and other management consulting services provided by the Company's executive management. The Company expects to complete the purchase of Convey Systems, Inc. in February 2005. This license and the consulting services were valued at $250,000 by Ariel Way, Inc.

In November 2004, the Company's two significant shareholders notified the Company that they were returning approximately 5,800,000 common shares to the Company's treasury. In addition, these individuals cancelled a warrant that they owned which provided them with the right to purchase approximately 2,300,000 shares of common stock in the Company, they resigned from the Company's Board of Directors and they converted approximately $1,300,000 in demand notes due from the Company into the Series A Preferred Stock.

In September 2004, the Company authorized additional Series A Preferred Shares and initiated a private placement of these shares to provide working capital for the Company. This private placement has been expanded since September to provide for a total of $4,000,000 in proceeds from the sale of these shares. From August 31, 2004 to date, the Company has received gross proceeds of approximately $760,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.   CONTROLS AND PROCEDURES

The registrant's principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) of the Securities Exchange Act of
1934) as of December 1, 2004 have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

ITEM 8B.    OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

As of November 29, 2004, the executive officers and directors of the Company were as follows:

                               DIRECTOR
NAME                    AGE      SINCE      POSITION
----                    ---    --------     --------

Doyal G. Bryant          51      2004       Director, CEO
James L. McGovern#       60      1998       Director
Thomas A. Gordy#**       53      2004       Director
Clifford A. Clark        52      2001       Director, CFO, Secretary
Howard B. Workman#**     60      2004       Director
Paul Odom                56                 Senior Vice President - Software
                                            Applications and Solutions
Robert Maze              52                 Vice President, Marketing & Business
                                            Development, SourceWare Solution

NOTE: The terms of the directors are divided into three separate three-year classes. Each director holds office until the year in which his term expires. McGovern and Clark's terms expire in 2005.

** member of Audit Committee

#  member of Compensation Committee

There are no agreements with respect to the election of directors.

The Company has not compensated its directors in cash for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Certain directors have been compensated with shares and options in recognition of their service on the Board, as described further below. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors, except as may be provided for in employment contracts..

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

The business experience of each of the persons listed above during the past five years is as follows:


DOYAL G. BRYANT has over 25 years experience in senior corporate management, product development, financing, operations and sales in all of the Company's combined product areas. He joined Market Central when the Company contracted to acquire Convey Systems in which Mr. Bryant was an owner and President and CEO. Prior to Convey, Mr. Bryant held senior management or ownership positions in companies that provided financial and technical due diligence services for major investment banking firms. He played an integral part in the growth and development of major telecommunication companies such as ZTEL, Premiere Technologies, CommSouth, Talk.Com, PrimeTec International, and ATMNet. His companies have developed international joint venture agreements and investment transactions for Voice, VoIP, and Internet related services in Canada , Mexico , Australia , Japan , Hong Kong , as well as several European and South American countries. Mr. Bryant holds a B.S. in business administration from Drury College in Missouri and has performed additional studies at Oxford University in England.

CLIFFORD A. CLARK has been the Company's VP of Finance since February 2001 and a director since July 2001. From 1999 to 2002, Mr. Clark served as Vice President of Finance for Gibralter and other entities comprising Gibralter Publishing, Inc. Mr. Clark is currently serving as VP of Finance of InSource Business Strategies, a North Carolina based payroll processing company. Mr. Clark served as President of Kane Realty from 1994 through 2001 and was also President of Parallel Corporation from 1991 through June 2003. Mr. Clark's experience includes more than 25 years in numerous financial and accounting roles, including 11 years with Price Waterhouse and 5 years in the venture capital arena. Mr. Clark has a bachelor's degree in Business Administration from the University of North Carolina at Chapel Hill.

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

THOMAS A. GORDY is the President, Chief Executive Officer, and founder of TAGG(R). Mr. Gordy has more than 25 years experience in business growth and development. He is highly regarded as a growth and development strategist and futurist. Mr. Gordy received his bachelor's degree in theology from Mercer University in Macon and shortly thereafter began his career in healthcare. He was a medical social worker, human resources director, and became Administrator and CEO of his first hospital at the age of 26. Mr. Gordy began a career as a development officer for a Fortune 400 healthcare company. He has extensive experience in hospital administration and management, new facility development, mergers and acquisitions, marketing, contractual development, new product and service rollout, and operational and financial system auditing. In 1988, Mr.

Gordy established TAGG(R), a business accelerator for strategic growth and development specializing in healthcare, technology development, and telecom applications.

HOWARD B. WORKMAN is a licensed real estate broker in the states of New York and Georgia. Since 1975 he has been President and CEO of Workman and Company, a real estate company involved in brokerage, leasing and management of commercial real property. He is also President of Southeastern Acquisitions, a real estate acquisitions firm, and Workco Development, which develops strip shopping centers and office building throughout the southeast. His holdings are in Georgia, Florida, North and South Carolina and Tennessee. Mr. Workman was a director and member of the loan committee for Charter Bank and Trust in Marietta. He is on the honorary Board of Georgia Special Olympics and Chairman of the Adoption Committee for Cradle of Love Adoption Agency.

PAUL S. ODOM was formerly the Founder, President, and Chief Technology Officer of Pliant Technologies Inc. where he created a revolutionary information management technology. He joined Market Central when the assets of Pliant were acquired by the Company in 2003. Before forming Pliant Technologies Inc., he was Vice President of Magisys Inc. where he led the design and implementation of software applications for oil field operations. As Manager of Process Systems Software for M. W. Kellogg from 1988 to 1994, he had the responsibility for the development of software to automate engineering design processes. In addition, Mr. Odom has more than 16 years of experience in leading edge software applications development in the Oil and Gas industry, working with Dixie Corporation, ARCO Chemical Company, and The Standard Oil Company of Ohio. Mr. Odom has a Bachelor's degree in Chemical Engineering from the University of Arizona and currently holds 5 patents in the area of information management and engineering.

ROBERT A. MAZE is a 27 year veteran in technical sales and sales management across multiple industries. Maze has expertise in building and managing `new' sales organizations; including responsibilities for strategic planning and day-to-day management of direct and indirect sales organizations. As former VP of Sales & Marketing for an invoice document processing and management firm, Maze completely reinvented its strategic marketing and sales plans resulting in 63% growth within 24 months. In addition, during an eight-year tenure at MCI, in a senior sales management capacity, Maze oversaw daily management of three Global 1000 companies: Johnson Controls, Dow Chemical, and Dow Corning; collectively valued at more than $150M in annual revenues. Maze's extensive, cross-industry management experience involved major companies, such as: MCI, Bell Canada, NYNEX, and Southwestern Bell; Texas Airlines (owner of Continental & Eastern Airlines); and the U.S. Air Force. Maze has experienced several start-up companies; including the seed company dba LDDS Communications, Inc. that later acquired MCI Telecom. Corp., dba LDDS Worldcom. Maze is an honors graduate of Southwest University of Louisiana with a BS in Electronic Engineering. He has studied Computer Science and Applied Engineering abroad. He is also a veteran of the U.S. Air Force with specialization in Applied Electronics.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended August 31, 2002, 2003 and 2004 for the Company's Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods below:

   NAME AND PRINCIPAL POSITION                     YEAR     SALARY        BONUS
   ---------------------------                     ----     --------      -----
   Terrence J. Leifheit, President CEO (1)         2002     $366,664      None
                                                   2003     $247,819      None
                                                   2004     $86,500       None
   Paul S.Odom
   Senior Vice President - Software Applications   2004     $120,000      None
   and

(1) Mr Leifheit resigned his officer and Director positions in August 2004.

Employee Stock Option Plan

The Company's 2003 Amended and Restated Stock Plan (the "Plan"), assumed the 1996 Stock Option Plan, as amended on the migratory merger, which was adopted in 1996 and amended in October, 1997, July 2001, October 2003 and December 2003 to increase the number of issuable shares under the Plan to 3,000,000 shares of common stock. The purpose of the Plan is to encourage stock ownership by management and employees of the Company, to provide an additional incentive for those employees to contribute to the success of the Company and to provide the Company with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

The Plan authorizes the grant of options which qualify as incentive stock options under Section 422A of the Internal Revenue Code ("qualified options"), as well as stock options which do not qualify under that section of the Code ("nonqualified options"). The Plan is administered by the Company's Board of Directors who may delegate these duties to the Compensation Committee. The Board is authorized to select the individual employees to receive options under the Plan, the number of shares subject to each option, the option term and other matters specified in the Plan.

The Plan provides that the exercise price of any option may not be less than 100% of the fair market value of the Company's stock at the date of grant, defined as the average bid and ask price over the prior five days' trading in which at least 1,000 shares have traded. Options must be granted within ten years from the date the Plan was approved by the Company's shareholders.

A maximum of 3,000,000 shares of the Company's Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of November 29, 2004, 5,054,536 options were outstanding all of which were issued inside the Plan. As of November 29, 2004, 1,683,203 shares are exercisable at an option price per share ranging from $.01 to $10.25 per share and with expiration dates from February 2005 through October 2008.

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

Employment Agreements

The Company has employment agreements with three of its senior executives and three of its management personnel. The three senior executives include Doyal G. Bryant, CEO and Clifford A. Clark, CFO who entered into these agreements in October and September 2004, Respectively. Bryant's contract provides for a three year term and annual salary of $180,000 and a grant of 1,000,000 options at $1.60 per share that are exercisable immediately and 3,000,000 additional options that are exercisable based upon the future stock price of the Company's common stock. Clark's contract provides for a three year term and annual salary of $120,000 and a grant of 125,000 options at $1.60 per share that are exercisable immediately and 250,000 additional options that are exercisable based upon the future stock price of the Company's common stock. Paul Odom's contract, entered into in July 2003, provides for a five year term and annual salary of $120,000 and a grant of 25,000 options at $2.00 - $2.35 per share that 2/3 are are exercisable immediately. Mr. Odom's contract also provides for a commission on sales of SourceWare sales.

The three management personnel contracts provide for annual cancellation at the Company's election and provide for salaries between $100,000 - $120,000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's knowledge, as of November 29, 2004, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

                                             AMOUNT AND NATURE     PERCENT OF
                                               OF BENEFICIAL           CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER           OWNERSHIP (1)            (2)
------------------------------------         -----------------       ----------
Glen H. Hammer                                    1,129,000             16.5%
William A. Goldstein                              1,500,000             21.9%
Doyal G. Bryant*                                   1,000,000 (3)        12.7%
Paul S. Odom*                                      47,175 (5)             .7%
Clifford A. Clark*                                 169,975 (4)           2.4%
James L. McGovern*                                 28,119 (6)             .4%
Thomas A. Gordy*                                14,973 ((7)               .2%
Howard B. Workman*                                14,973 (8)              .2%
Terrence J. Leifheit                              539,240(9)             7.6%
All directors and executive officers as         1,275,215               15.8%
a group (6 persons in group)


Note: Unless otherwise noted, all persons address is 1650A Gum Branch Road, Jacksonville, NC 28540

*      Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above.

      (1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options and stock warrants which are exercisable or convertible within sixty days from November 29, 2004

      (2) Based upon 6,861,405 shares of Common Stock outstanding on November 29, 2004. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of November 29, 2004 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

      (3) Comprised of 1,000,000 shares that may be acquired by Mr. Bryant pursuant to the exercise of stock purchase options exercisable within sixty days at exercise price of $1.60. These options were a portion of those granted in an employment agreement effective October 8, 2004. Mr Bryant will also receive approximately 650,000 shares in conjunction with the Convey acquisition, which is ecpected to be completed in February 2005.


      (4) Includes (i) 20,286 shares owned directly and (ii) 149,689 shares that may be acquired by Mr. Clark pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $1.60 to $11.20 per share.

      (5) Includes 16,949 shares owned directly and 30,226 shares that may be acquired by Mr. Odom pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise price of $2.00-$2.35.


      (6) Includes 20,286 shares owned directly and 6,733 shares that may be acquired by Mr. McGovern pursuant to the exercise of stock purchase options exercisable within sixty days at exercise price of $2.20

      (7) Includes 13,806 shares owned directly and 1,167 shares that may be acquired by Mr. Gordy pursuant to the exercise of stock purchase options exercisable within sixty days at exercise price of $2.20.


      (8) Includes 13,806 shares owned directly and 1,167 shares that may be acquired by Mr. Workman pursuant to the exercise of stock purchase options exercisable within sixty days at exercise price of $2.20.


      (9) Includes (i) 351,173 shares owned directly and (i) 137,831 shares held in a Voting Trust for which Mr. Leifheit is the sole voting trustee. Includes 50,236 shares that may be acquired by Mr. Leifheit pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices at $11.46 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ericson Publishing, Inc. (successor to Gibralter Publishing, Inc.) was one of the Company's principal customers comprising approximately 15% of the Company's revenues for the fiscal year ended August 31, 2004 but Ericson ceased being a customer in July 2004. Ericson was owned by a former officer and director of the Company. J&C Nationwide, Inc. and Cheapseats, Inc. are also related party customers of the Company. Combined, these two companies represent 7.8% of the Company's total revenues.

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

4.1 Specimen of Common Stock Certificate previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997

4.2 Certificate of Designations for Series A Convertible Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-QSB dated April 15, 2004

4.3 Certificate of Designations for Series B Convertible Preferred Stock Certificate previously filed as Exhibit 4.1 to Form 10-QSB dated April 15, 2004

4.4 Form of Anti-Dilution Warrant previously filed as Exhibit 4.2 to Form 8-K dated February 1, 2002

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

10.11 Gibralter Equipment Use Agreement among ecom, Gibralter and Paladyne, previously filed as Exhibit 10.5 to Form 8-K dated February 1, 2002

10.12 Gibralter Teleservices Agreement between Gibralter and ecom previously filed as Exhibit 10.6 to Form 8-K dated February 2, 2002

10.13 Employment Agreement between Paladyne and Mr. Leifheit previously filed as Exhibit 10.7 to Form 8-K dated February 1, 2002

10.14 Letter of Intent from Market Central, Inc. to Market Central, Inc. previously filed as Exhibit 10.1 to form 8-K dated October 9, 2003

10.15 First Amendment to Letter of Intent from Market Central, Inc. to Market Central, Inc. previously filed as Exhibit 10.2 to Form 8-K dated October 9, 2003

10.16 Loan and Security Agreement by and among Paladyne, ecom, and Market Central, Inc. previously filed as Exhibit 10.3 to Form 8-K dated October 9, 2003

10.17 Revolving Note from Market Central, Inc. and ecom to Market Central, Inc. dated August 29, 2003 previously filed as Exhibit 10.4 to Form 8-K dated October 9, 2003

10.18 Settlement Agreement and Mutual release dated August 20, 2004, between Market Central, Inc. and Terrence J. Leifheit previously filed as Exhibit 10.18 to Form 8-K dated August 30, 2004

21.1        *Subsidiaries of Market Central, Inc.

31.1 *Certification by the Company's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2 *Certification by the Company's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1 *Certification by the Company's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2 *Certification by the Company's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*Filed herewith


ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which were paid to the Company's independent auditors:

               Fee Category           Fiscal 2004 Fees        Fiscal 2003 Fees
        ------------------------    --------------------    --------------------
        Audit Fees                             $135,040                 $79,054
        Audit Related Fees                            -                       -
        Tax Fees                                      -                   7,525
        All Other Fees                                -                       -
                                    --------------------    --------------------
        Total Fees                             $135,040                 $86,579
                                    ====================    ====================

Audit Fees. Consists of fees billed for professional services rendered for the audit of Market Central's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Market Central's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

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

                                               MARKET CENTRAL, INC.
                                               (Registrant)

                                               By: /S/  Doyal Bryant
                                                   --------------------
Date:  December 13, 2004                           Doyal G. Bryant
                                                   President, and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Position                              Date
----------------------   -----------------------------------   -----------------

/S/ Doyal G. Bryant      President, Director                   December 13, 2004
----------------------   -----------------------------------   -----------------
Doyal G. Bryant


/S/Howard Workman        Director                              December 13, 2004
----------------------   -----------------------------------   -----------------
Howard Workman


/S/Thomas Gordy          Director                              December 13, 2004
----------------------   -----------------------------------   -----------------
Thomas Gordy


/S/James L. McGovern     Director                              December 13, 2004
----------------------   -----------------------------------   -----------------
James L. McGovern

/S/ Clifford A. Clark    Vice President Finance and Director   December 13, 2004
----------------------   -----------------------------------   -----------------
Clifford A. Clark