Form 10QSB
period 2004-11-30
MARKET CENTRAL INC
filed 2005-01-14
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X|             QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 2004

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

                          Yes  |X|          No  |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class:   Common Stock, $.001 par value

Outstanding as of January 7, 2005:   13,542,117 shares

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended November 30, 2004 and November 30, 2003 have been prepared by Market Central, Inc. a Delaware corporation.

                              MARKET CENTRAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                             November 30,    August 31,
                                                                                2004           2004
ASSETS
Current Assets:
Cash and cash equivalents                                                                  $    344,099
Accounts receivable, net of allowance for doubtful accounts of $0 at
November 30, 2004 and August 31, 2004                                     $    686,286         719,262
Accounts receivable - related parties, net of allowance for doubtful
accounts of $0 at November 30, 2004 and August 31, 2004                        390,031         277,119
Prepaid expenses and other assets                                               23,175         149,282
                                                                          ------------    ------------
Total Current Assets                                                         1,099,492       1,489,762

Property and Equipment:
Furniture and fixtures                                                       1,051,489       1,051,489
Computers and software                                                       1,890,651       1,877,877
Leasehold improvement                                                        1,243,278       1,243,278
                                                                          ------------    ------------
                                                                             4,185,418       4,172,644

Less: accumulated depreciation                                               3,381,352       3,281,195
                                                                          ------------    ------------
Property and Equipment, net                                                    804,066         891,449

Other Assets:
Restricted cash (Note C)                                                       109,617         109,617
Goodwill                                                                       745,050         745,050
Deposits and other                                                              28,762          50,308
Patents and trademarks, net of accumulated amortization of $40,551
and $32,440 at November 30, 2004 and August 31, 2004, respectively              56,768          64,879
                                                                          ------------    ------------

Total Other Assets                                                             940,197         969,854


Total Assets                                                              $  2,843,755    $  3,351,065
                                                                          ============    ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:

Cash disbursed in excess of available funds                               $     70,141

Accounts payable and accrued liabilities                                     4,253,571    $  4,327,696

Note payable to related parties (Note D and H)                               1,518,102       1,210,474

Notes payable, current portion (Note D)                                      1,541,617       1,830,422

Due to factor (Note E)                                                         304,598         483,590

Accrued preferred stock dividend (Note F)                                       93,619          61,067

Current portion of capital lease obligation                                    648,304         648,484
                                                                          ------------    ------------

Total Current Liabilities                                                    8,429,952       8,561,733


Capital lease obligation - long-term portion                                    50,849          64,716


Commitments and Contingencies (Note J)                                              --              --

Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A - 2,778,153 shares and 2,251,407 shares issued and outstanding
at November 30, 2004 and August 31, 2004, respectively (Note F)                  2,778           2,251
Series B - 350,000 shares issued and outstanding at November 30, 2004
and August 31, 2004 (Note F)                                                       350             350
Common stock, par value $.001 per share; 75,000,000 shares authorized;
13,542,117 shares and 13,391,693 shares issued and outstanding at
November 30, 2004 and August 31, 2004, respectively (Note F)                    13,542          13,392
Common stock receivable (Note F)                                                (6,681)           (800)
Additional paid-in-capital                                                  28,426,461      27,672,231
Preferred stock dividend (Note F)                                             (875,000)       (875,000)
Accumulated deficit                                                        (33,198,496)    (32,087,808)
                                                                          ------------    ------------
Total Deficiency in Stockholders' Equity                                    (5,637,046)     (5,275,384)
                                                                          ------------    ------------
Total Liabilities and Deficiency in Stockholders' Equity                  $  2,843,755    $  3,351,065
                                                                          ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                          NOVEMBER 30,
                                                                                   2004                  2003
                                                                                   ----                  ----
Revenues, net                                                                   $  1,434,456    $  2,029,618

Cost of sales                                                                        983,224       1,440,474
                                                                                ------------    ------------
Gross profit                                                                         451,232         589,144

Operating expenses:

Selling, general and administrative                                                1,337,289       1,139,439

Depreciation and amortization                                                        108,268         240,066
                                                                                ------------    ------------

Total operating expenses                                                           1,445,557       1,379,505

Loss from operations                                                                (994,325)       (790,361)

Interest income (expenses)                                                           (83,811)        (95,551)
                                                                                ------------    ------------

Total other expenses                                                                 (83,811)        (95,551)

Loss from continuing operations, before income taxes and
discontinued operations                                                           (1,078,136)       (885,912)

Provision for income taxes                                                                --              --
                                                                                ------------    ------------

Loss from continuing operations, before discontinued operations                   (1,078,136)       (885,912)

Income  from discontinued operations (Note B)                                           --            58,892
                                                                                ------------    ------------

Net loss                                                                        $ (1,078,136)   $   (827,020)
                                                                                ============    ============

Cumulative convertible preferred stock dividend requirements
(Note F)                                                                             (32,552)             --
                                                                                ------------    ------------

Net loss attributable to common shareholders                                    $ (1,110,688)   $   (827,020)
                                                                                ============    ============

Net (loss) per common share (basic and assumed diluted)                         $      (0.08)   $      (0.06)
                                                                                ============    ============

Continuing operations:                                                                 (0.08)          (0.06)
                                                                                ============    ============

Discontinued operations:                                                                --              0.00
                                                                                ============    ============

Weighted Average Shares Outstanding Basic and assumed diluted                     13,427,147      13,268,969

See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     2004           2003
                                                                                     ----           ----
Net cash (used in) operating activities:                                        $  (798,234)   $ (1,486,222)

Net cash (used in) investing activities                                             (12,774)         (3,541)

Net cash provided by financing activities                                           466,909       1,357,939
                                                                                -----------    ------------
Net (decrease) in cash and cash equivalents                                        (344,099)       (131,824)

Cash and cash equivalents at beginning of the period                                344,099         337,953
                                                                                -----------    ------------
Cash and cash equivalents at end of the period                                  $        --    $    206,129
                                                                                ===========    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                        $    28,227    $    117,584

Cash paid during the period for income taxes                                             --              --

Common stock issued in exchange for services rendered (Note F)                      107,900              --
Stock options and warrants granted in exchange for services
rendered (Note F)                                                                        --           3,166

Accrued preferred stock dividend (Note F)                                            32,552              --

See accompanying notes to unaudited condensed consolidated financial statements.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ending November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The unaudited condensed consolidated financial statements for the three months ended November 30, 2004, include the accounts of the Company and its wholly owned subsidiary, ecommerce support centers, inc. ("ecom"). All significant inter-company transactions and balances have been eliminated in consolidation. In May 2004, the Company sold a subsidiary, U.S. Convergion, Inc. ("Convergion"), to Sylvia Holding Co., Inc. ("Sylvia"), a Nevada Corporation, in exchange for 500,000 shares of Sylvia's common stock, and other goods and valuable consideration. The Convergion business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

The Company's current operations consist of providing outsourced contact center solutions through ecom and marketing and sales efforts related to the Company's software products and patented intellectual property.

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

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

                                                                   For the three months ended
                                                                            November 30,
                                                                      2004               2003
                                                                      ----               ----
Net loss - as reported                                           $ (1,078,136)       $  (827,020)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                        --                 --
Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No. 123)
                                                                     (292,375)           (11,663)
                                                                 ------------        -----------
Net loss - Pro Forma                                             $ (1,370,511)       $  (838,683)
                                                                 ============        ===========
Net loss attributable to common stockholders - Pro forma         $ (1,403,063)       $  (838,683)
                                                                 ============        ===========
Basic (and assuming dilution) loss per share - as
reported                                                         $      (0.08)       $     (0.06)
                                                                 ============        ===========
Basic (and assuming dilution) loss per share - Pro forma         $      (0.10)       $     (0.06)
                                                                 ============        ===========

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - DISCONTINUED OPERATIONS

In May 2004, the Company sold its wholly owned subsidiary, Convergion to Sylvia through a Stock Purchase Agreement ("Agreement"). Pursuant to the Agreement, Sylvia acquired certain assets and assumed certain liabilities of Convergion and agreed to issue to the Company a total of 500,000 shares of its common stock valued at $0.001 per share.

As a result of the sale of the Convergion business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The results for the three month period ended November 30, 2003 have been restated. Operating results for the discontinued operations for the period ended November 30, 2003 were:

Revenues                                $ 1,617,415
Expenses                                 (1,558,523)
                                        -----------
Net income                              $    58,892
                                        ===========

In connection with the Agreement, the Company issued to Sylvia a promissory note ("Note") in the amount of $500,000 to serve as security for the obligations of the Company under the Agreement. The Note shall only become due and payable upon the demand of Sylvia upon an event of default of the Agreement. Additionally, the Company entered into a Security Agreement with Sylvia. Pursuant to the Security Agreement, the Company granted Sylvia a security interest in any and all existing or after acquired assets of the Company, subject to first lien financing of up to $3,000,000 if any, securing the Company's obligations to Sylvia under the Note (collectively the "Escrow Document"). The Escrow Document is held by the legal counsel of Sylvia and shall be released to the Company when all covenants, representation, and conditions in the Stock Purchase Agreement are satisfied or otherwise expire. As of November 30, 2004, the Escrow Document has not been released by Sylvia.

NOTE C - RESTRICTED CASH

In June 2004, the Onslow County Tax Office, North Carolina sought the garnishment of the Company's bank balance in the amount of $109,617 for outstanding property taxes owed by the Company's wholly-owned subsidiary, ecom. The Company has obtained a court order to allow the Company to defend its position and recalculate the exact amount of taxes due. The Company's management believes that the recalculated amount due was approximately $78,000. As of November 30, 2004, the Company has not resolved the issue with Onslow County Tax Office. The Company has included the amount of taxes due in its accrued liabilities at November 30, 2004 and August 31, 2004 and accounted restricted cash in the amount of $109,617.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes Payable at November 30, 2004 and August 31, 2004 are as follows:

                                                                                      November 30,   August 31,
                                                                                          2004         2004
                                                                                          ----         ----
Note payable in monthly installments of $33,333 including interest at 6%
per annum; maturity date is in March 2005; collateralized by 500,000 shares
held by a major stockholder and personal guarantees by two stockholders                               $

The Company is currently in default under the terms of the note agreement                 226,134   $   501,134
Note payable in monthly installments of $1,919 including interest at 7.34%
per annum; unsecured; maturity date is in May 2005                                         13,400        18,975

Note payable in monthly installments of $2,813 including interest at 6% per
annum; unsecured; maturity date is in February 2005                                        10,950        19,180

Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate plus 3.5%; current maturity date is December 9, 2004;
personally guaranteed by Company shareholders                                           1,250,000     1,250,000

Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note H)                                                    237,569       237,569

Note payable on demand to a related party, interest payable at 6% per annum
on repayment date; unsecured. (Note H)                                                  1,160,533       852,905

Note payable on demand to a related party, non-interest bearing; unsecured;
maturity date is in May 2004; the Company shall repay the note with Company common stock.  The Company is currently in default under the terms of the
note agreement. (Note H)                                                                  120,000       120,000

Note payable; liabilities assumed pursuant to Assets Purchase Agreement with Pliant; interest payable at 12% per annum, interest due and principal due in March 2004; unsecured.  The Company is in default under the terms of
the note agreements                                                                        41,133        41,133
                                                                                      -----------   -----------
                                                                                        3,059,719     3,040,896
Less: current portion                                                                  (3,059,719)   (3,040,896)
                                                                                      -----------   -----------
                                                                                      $        --   $        --
                                                                                      ===========   ===========

NOTE E - DUE FROM FACTOR

The Company's subsidiary, ecommerce support centers, inc., has an arrangement for a $2,000,000 factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables are bought at 96.25% of their face amount. The Company receives a rebate of 2.40% for invoices paid by customers between one to thirty days, and 2.36% for invoices paid by customers after thirty days reduced by .04% per additional day such invoice remains outstanding. The arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Net charge to the Company is 1.35% of the invoices paid by customers between one to thirty days, and 1.39% after thirty days, increased by .04% per additional day such invoice remains outstanding. In connection with this agreement, the Company is required to maintain certain financial covenants. At November 30, 2004 and August 31, 2004, balance due from factor (included in accounts receivable) was as follows:

                                                     November 30,              August 31,
                                                         2004                    2004
                                                         ----                    ----
Accounts Receivable - Factored                       $  380,748             $   604,488
Less: Advance from Factor                              (304,598)               (483,590)
                                                     ----------             -----------
Net Due from Factor                                  $   76,150             $   120,898
                                                     ==========             ===========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE F - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. In July 2001, the Board of Directors of the Company designated 1,800,000 shares as 8% Cumulative Convertible Series C Preferred Stock and 1,050,000 shares as 8% Cumulative Convertible Series D Preferred Stock. In February 2003, the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock. The Company's 75,000,000 authorized shares of common stock with $.001 par value remained unchanged. All references in consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split. In December 2003, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share. Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference with is senior to the Company's Common Stock. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock.

As of November 30, 2004, the Company has 13,542,117 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 2,778,153 shares of Series A Convertible Preferred Stock issued and outstanding. As of August 31, 2004, the Company has 13,391,693 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 2,251,407 shares of Series A Convertible Preferred Stock issued and outstanding.

During the three-month period ended November 30, 2004, the Company issued an aggregate of 526,746 shares of Series A Preferred Stock and received $640,451 of proceeds, net of offering costs and fees of $61,439. As of November 30, 2004, the Company had accrued cumulative preferred stock dividends and charged to retained deficit in the amount of $93,619.

In November 2004, the Company issued an aggregate of 83,000 shares of common stock to consultants in exchange for services rendered. The shares issued to consultants were valued at approximately $1.30 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $107,900 were charged to operations during the period ended November 30, 2004. Additionally, the Company issued an aggregate of 67,424 shares of its common stock to consultants in November 2004 in exchange for stock options exercised at $0.01 per share. The Company received $674 of proceeds, net of costs and fees (Note G). The Company valued the stock options at the fair value of its common shares at the date the options were granted and compensation costs were charged to operations in prior period at the time the options were granted.

The common stock receivable shown on the financial statements relates to the 800,000 shares of common stock which the former Company President agreed in August 2004 to return to the Company but due to lost stock certificates this return has not yet occurred. The Company and its former President completed this transaction in January 2005. Additionally, in November 2004, the Company was notified that its two largest shareholders were returning 5,880,740 shares of common stock to the Company in connection with certain other actions which have been formally agreed to (Note K). The transactions specified in this notification and agreement has not been formally completed although all parties are bound by its provisions.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at November 30, 2004, after giving effect to 1:10 reverse split in common stock in February 2003:

                                       Options Outstanding                            Options Exercisable
                                        Weighted Average        Weighted        --------------------------------
                         Number         Contractual Life        Average           Number        Weighted Average
  Exercise Price       Outstanding          (Years)          Exercise Price     Exercisable      Exercise Price
  --------------       -----------          -------          --------------     -----------      --------------
$    .01-$3.16          4,964,970             5.17              $  2.00          1,581,470          $  1.50
$   7.00-$9.50             20,000             0.36              $  8.25             20,000          $  8.25
$  10.25-$11.40            68,335             0.17              $ 10.26             68,335          $ 10.25
                        ---------             ----              -------          ---------          -------
                        5,053,305             4.78              $  2.14          1,669,805          $  1.93
                        =========             ====              =======          =========          =======

Transactions involving the Company's options issuance are summarized as follows:

                                                              Number            Weighted Average
                                                             of shares           Exercise Price
                                                             ---------           --------------
Outstanding at August 31, 2003                                302,210                  5.22
                                                            ==========               ======
Granted                                                       844,092                  1.30
Exercised                                                     (67,500)                  .01
Cancelled                                                     (12,875)                17.06
                                                            ----------               ------
Outstanding at August 31, 2004                               1,065,927               $ 2.06
                                                            ==========               ======
Granted                                                      4,139,802                 2.04
Exercised                                                      (67,424)                 .01
Cancelled                                                      (85,000)                1.92
                                                            ----------               -------
Outstanding at November 30, 2004                             5,053,305               $ 2.14
                                                            ==========               ======

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at November 30, 2004 after giving effect to 1:10 reverse split in common stock in February 2003.

                                      Warrants Outstanding                         Warrants Exercisable
                                      --------------------                         --------------------
                                            Weighted Average      Weighted                           Weighted
                              Number        Contractual Life       Average           Number           Average
  Exercise Prices:         Outstanding          (Years)        Exercise Price     Exercisable     Exercise Price
  ----------------         -----------          -------        --------------     -----------     --------------
$ 1.33- $7.81                2,197,530             3.58            $ 2.36          2,197,530          $  2.36
$11.06- $11.88                  97,931              .74            $11.49             97,931          $ 11.49
$12.81- $17.50                  21,350              .97            $15.13             21,350          $ 15.13
$25.00- $33.75                  16,250              .25            $25.67             16,250          $ 25.67
                             ---------             ----            ------          ---------          -------
                             2,333,061             3.41            $ 3.03          2,333,061          $  3.03
                             =========             ====            ======          =========          =======

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE G - STOCK OPTIONS AND WARRANTS - continued

Warrants (continued)

Transactions involving the Company's warrants issuance are summarized as follows:

                                                     Number          Weighted Average
                                                    of shares         Exercise Price
                                                    ---------         --------------
Outstanding at August 31, 2003                      4,135,176              $    3.43
                                                    =========              =========
Granted                                               692,452                   2.12
Exercised                                                   -                      -
Cancelled                                             (80,631)                 16.89
                                                    ---------              ---------
Outstanding at August 31, 2004                      4,746,997              $    3.12
                                                    =========              =========
Granted                                               239,416                  $1.01
Exercised                                                   -
Cancelled                                          (2,653,352)                  2.93
                                                   ----------              =========
Outstanding at November 30, 2004                    2,333,061              $    3.03
                                                   ==========              =========

The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the three months ended November 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                          2004         2003
                                                          ----         ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                      1.77%        1.01%
Expected stock price volatility                              24%          38%
Expected dividend payout                                       -            -
Expected option life-years (a)                        4.0 to 6.0   3.0 to 4.0

(a) The expected option/warrant life is based on contractual expiration dates.

The Company did not grant compensatory options or warrants to consultants during the three-month period ended November 30, 2004. The amount of the expense charged to operations in connection with granting stock options and warrants to consultants was $3,166 during the period ended November 30, 2003. During the three months ended November 30, 2004, the Company received $674 of proceeds for 67,424 stock options exercised (Note F). If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(1,403,063) and $(0.10), respectively for the three-month period ended November 30, 2004 and $(838,683) and $(0.06), respectively for the three-month period ended November 30, 2003.

NOTE H- RELATED PARTY TRANSACTIONS

During the three month periods ended November 30, 2004 and 2003, the Company recognized $112,912 and $588,454, respectively of sales in connection with services provided to related party call center customers. During the quarter ended November 30, 2004, of these three related parties, only Cheapseats, Inc was a customer of the Company, representing 8% of sales for that period. During the quarter ended November 30, 2003, Gibraltar Publishing, Inc., J&C Nationwide, Inc. and Cheapseats, Inc were all customers of the call center representing 29% of the Company's sales for that period. Each of these companies is controlled by a director and/or significant shareholder of the Company. J&C Nationwide, Inc. and Cheapseats, Inc. were indebted to the Company for services in the aggregate amount of $390,031 and $277,119 at November 30, 2004 and August 31, 2004,
respectively.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2004
                                   UNAUDITED

NOTE H- RELATED PARTY TRANSACTIONS (Continued)

During the three month period ended November 30, 2004, two of the Company's principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of November 30, 2004 and August 31, 2004, the amount due to the shareholders is $1,398,102 and $1,090,474, respectively (Note D and K). Additionally, a Company principal shareholder had advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of November 30, 2004 and August 31, 2004, the amount due to the shareholder is $120,000. The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. The Company is currently in default under the term of the note agreement (Note D).

NOTE I - INVESTMENT IN SUBSIDIARY

In September 2004, the Company received 2,000,000 shares of common stock from Ariel Way, Inc., a private company, which approximately 10% of the outstanding stock of Ariel Way, Inc. These shares were issued in exchange for a license for the software controlled by Convey Systems, Inc. and other management consulting services provided by the Company's executive management. The Company expects to complete the purchase of Convey Systems, Inc. in February 2005. This license and the consulting services were valued at $250,000 by Ariel Way, Inc. Ariel Way, Inc. has had limited activities and limited sales of its equity securities. The Company has not valued the Ariel Way, Inc. shares at this time and is carrying its ownership of those shares at its par value.

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case") was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of its assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter is set for disposition in U.S. District Court for the Eastern District of North Carolina on February 7, 2005. The U.S. States Attorney is supporting the Plea Agreement and the Company expects that the Court will accept the plea agreement. The Company has accounted the $50,000 for the alleged criminal contempt of court in connection with the Plea Agreement as accrued liabilities at August 31, 2004.

NOTE K - SUBSEQUENT EVENTS

In November 2004, the Company's two largest shareholders notified the Company that they were returning approximately 5,800,000 common shares to the Company's treasury and cancelled a warrant that they owned which provided them with the right to purchase approximately 2,300,000 shares of common stock in the Company, they resigned from the Company's Board of Directors and agreed to convert approximately $1,000,000 in demand notes due from the Company into shares of the Company's Series A Preferred Stock. This agreement also provides for the bank debt of $1,250,000 to be assumed by one or both of these shareholders in exchange for a note payable from the Company. This new note provides for interest only, a LIBOR plus 1.5%, through the earlier of when the shareholder returns his approximate 2,900,000 shares to the Company, but no later than April 2005. These shares are currently pledged as collateral on a loan between the shareholder and a bank. If the shares are not returned until after April 2005, the Company has no other obligation on the note to the shareholder. The shareholder assumed the note and had the Company released in December 2004. Certain other actions in connection with this agreement have not been formally completed although all parties are bound by its provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Overview

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") is a knowledge management company specializing in solutions that enable businesses to efficiently store, categorize and retrieve information with state of the art software. The Company owns multiple patents and patent-pending technologies and has developed a suite of solutions that include software for next-generation search, intelligent document recognition, data capture, cleansing, mining, and integration. The Company also operates one wholly-owned subsidiary, ecommerce support centers, inc.("ECOM"). ECOM provides outsourced contact center solutions and Customer Relationship Management (CRM) services. ECOM provides inbound technical support, sales, and customer service; outbound pre-sales and sales; data mining; campaign management; CRM Integration (contact center systems design, sales, integration and life-cycle support).

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

The Company had, prior to November 30, 2004, maintained business relationships with three related businesses, Gibralter Publishing, Inc. ("Gibralter"), Cheapseats, Inc. and J&C Nationwide, Inc. Each of these companies had call center contracts with the Company's ecom subsidiary and is owned or controlled by an officer and/or board member of the Company. All of these relationships were terminated prior to November 30, 2004. These three related companies accounted for approximately $112,900 or 8% of the revenues for the three-month period ended November 30, 2004.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to the total revenues of principal items contained in the Company's Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2004 and November 30, 2003, respectively. The percentages discussed throughout this analysis are stated on an approximate basis.

Three months Ended November 30,
      (UNAUDITED)                            2004           2003
                                             ----           ----
Total revenues                               100%            100%
Cost of revenues                            68.5%           70.9%
                                           ------          -----
Gross profit                                31.5%           29.1%
Operating expenses                         100.8%          67.9%
                                           ------          ------
Operating income (loss)                    (69.3%)          38.8%
Interest expense                             5.8%            4.7%
                                           ------          ------
Net loss                                   (75.2%)         (43.7%)
                                           -------         -------

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2004 TO THE THREE MONTHS ENDED NOVEMBER 30, 2003

Revenue for the three months ended November 30, 2004 and 2003 were $1,434,456, and $2,029,618, respectively; this represents a decrease of 29.3% in sales.
This decrease of $595,162 is due principally to the decline in revenue from the related party call center clients. These three clients accounted for $475,554 or 80% of the decline.

Cost of revenues were $983,224 and $1,440,474, respectively, for the three months ended November 30, 2004 and 2003 which represents 68.5% and 70.9% of revenue for the periods. The decrease in cost of sales of $457,250 or 31.7% from 2003 to 2004 is attributable primarily to the decline in revenue discussed above. The percentage decrease in cost of revenue when compared to revenue was 2.4% from 70.9% to 68.5% for the three months ended November 2003 and 2004, respectively. This slight decline in cost of revenue, and corresponding increase in gross profit percent is due to certain minor operating changes and the absence of the lower margin, high volume Gibralter contract in the 2004 results.

Gross profit was $451,232 and $589,141, respectively for the three months ended November 30, 2004 and 2003 which represents 31.5% and 29.0% of revenue for the respective periods. The increase in gross profit percentage is due to the decreases in costs of revenue discussed above. Operating expenses, including depreciation and amortization, have increased slightly from $1,379,505 to $1,445,557, respectively for the three months ended November 30, 2003 and 2004, respectively. This increase of $66,052 includes a decline in depreciation and amortization expense of $131,798 and an increase in other costs of $197,850. The growth in other costs is primarily financing and financial consulting costs which were $171,000 and $-0- in the three months ended November 30, 2004 and 2003 respectively. Depreciation expense declined due to assets reaching the end of their depreciable lives.

Interest expense, as percentage of revenue, increased from 4.7% to 5.8% during the three months ended November 30, 2003 as compared to the three months ended November 30, 2004. This increase in percentage is due to the decline in revenues. Interest expense declined from $95,551 to $83,811 due primarily to the conversion of the $5,000,000 in notes payable to Gibralter in December 2003 which was substantially offset with borrowings under the Company's accounts receivable factoring arrangements which began in November 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company failed to generate positive cash flow during the three months ended November 30, 2004 as well as during the year ended August 31, 2004, and its cash resources on hand are insufficient for its long term needs. As a result, certain debt, vendor payables, capital leases and other obligations are in arrears and default. This situation has existed since 2001 and the Company has taken several significant steps to alleviate the problem. During the three months ended November 30, 2004, the Board of Directors approved the sale of up to $4,000,000 in additional Series A preferred Stock. During the year ended August 31, 2004, $3,000,000 of these shares were sold. This action by the Board was taken in an effort to stabilize the capital needs of the Company and to permit the Company to exploit its knowledge management assets. During the three months ended November 30, 2004, gross proceeds from the sales of Series A shares were approximately $702,000, subsequent to November 30, 2004 gross proceeds have approximated $750,000. As part of the November 2004 agreement made with two significant shareholders approximately $1,000,000 of their demand notes (net of current accounts receivable) will be converted into Series A preferred shares.

As of November 30, 2004, the Company had a working capital deficit of $7,330,460. The Company generated a deficit in cash flow from operations of $798,234 for the three-month period ended November 30, 2004. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $1,078,136, adjusted for depreciation and amortization of $108,268, common stock issued to consultants in exchange for compensation of $107,900, amortization of capitalized financing fees of $63,930 previously paid by stock options and warrants, an increase in accounts receivable of approximately $80,000, and a decrease in accounts payable and accrued liabilities of approximately $74,000. Cash flows used in investing activities for the three-month period ended November 30, 2004 consisted of the acquisition of $12,774 of computers and equipment used in operations. The Company met its cash requirements during the three months ended November 30, 2004 primarily through approximately $640,000 of net proceeds from the issuance of Series A Preferred Stock, offset by reducing approximately $179,000 of borrowings pursuant to a factoring agreement.

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

THE INDEPENDENT AUDITOR'S REPORT ON THE COMPANY'S AUGUST 31, 2004 FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S FORM 10KSB STATES THAT THE COMPANY'S RECURRING LOSSES RAISE SUBSTANTIAL DOUBTS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) On November 30, 2004, we made an evaluation of our disclosure controls and procedures. In the opinion of the Company's Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.(b) There have been no significant changes in our internal controls or in other factors that has affected or is reasonably likely to materially affect these controls since the last evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) In the quarter ended November 30, 2004, we issued an aggregate of 33,000 shares of restricted common stock to a consultant in exchange for services rendered, valued at $42,900. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

        (b) None.

        (c) The Company has not entered into any plans or programs under which we may repurchase our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

No.     Description

4.1 Amended and Restated Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Convertible Preferred Stock of Market Central, Inc. dated September 13, 2004 (filed herewith).

4.2 Certificate of Amendment of Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Convertible Preferred Stock of Market Central, Inc. dated November 17, 2004 (filed herewith).

31.1 Certification of Doyal G. Bryant pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2 Certification of Clifford A. Clark pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Doyal G. Bryant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of Clifford A. Clark Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6. OTHER INFORMATION

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARKET CENTRAL, INC.


Date: January 14, 2005                      By /s/ Doyal G. Bryant
                                               -------------------
                                            Doyal G. Bryant
                                            President


Date: January 14, 2005                      By /s/ Clifford A. Clark
                                               ---------------------
                                            Clifford A. Clark
                                            Chief Financial Officer