Form 10QSB
period 2005-02-28
MARKET CENTRAL INC
filed 2005-04-19
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                    |X| QUARTERLY REPORT UNDER SECTION 13 0R
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the Quarter Ended February 28, 2005

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


         7810 Ballantyne Commons Parkway, Suite 300, Charlotte, NC 28277
                    (Address of Principal Executive Offices)

                                  704-319-2250
                           (Issuer's Telephone Number)

                              1650 Gum Branch Road
                             Jacksonville, NC 28540
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

         Class:            Common Stock, $.001 par value

         Outstanding as of March 15, 2005:     12,830,590 shares

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                                     PART I.

ITEM 1.           FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of February 28, 2005 and for the three months and six months ended February 28, 2005 and February 29, 2004 have been prepared by Market Central, Inc., a Delaware corporation.

                             MARKET CENTRAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                (Unaudited)
                                                                             February 28, 2005     August 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents                                                     $         --           $    344,099
Accounts receivable, net of allowance for doubtful accounts of $0 at
February 28, 2005 and August 31, 2004                                              648,514                719,262
Accounts receivable - related parties, net of allowance for doubtful
accounts of $0 at February 28, 2005 and August 31, 2004                            428,747                277,119
Prepaid expenses and other assets                                                   57,941                149,282
                                                                              ------------           ------------
Total Current Assets                                                             1,135,202              1,489,762
Property and Equipment:
Furniture and fixtures                                                             119,094                116,185
Computers and software                                                              32,683                 28,490
Leasehold improvement                                                                3,699                     --
                                                                              ------------           ------------
                                                                                   155,476                144,675
Less: accumulated depreciation                                                     145,053                138,412
                                                                              ------------           ------------
Property and Equipment, net                                                         10,423                  6,263
Net assets from discontinued operations (Note B)
                                                                                   699,705                885,186
Other Assets:
Restricted cash (Note C)                                                           109,617                109,617
Goodwill                                                                           745,050                745,050
Deposits and other                                                                     426                 50,308
Patents and trademarks, net of accumulated amortization of $48,662
and $32,440 at February 28, 2005 and August 31, 2004, respectively                  48,657                 64,879
                                                                              ------------           ------------
Total Other Assets                                                                 903,750                969,854

Total Assets                                                                  $  2,749,080           $  3,351,065
                                                                              ============           ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:

Cash disbursed in excess of available funds                                   $     83,472
Accounts payable and accrued liabilities                                         3,468,388           $  4,202,696
Note payable to related parties (Note D and H)                                   2,912,465              1,210,474
Notes payable, current portion (Note D)                                             48,597              1,830,422
Due to factor (Note E)                                                             354,584                483,590
Accrued preferred stock dividend (Note F)                                          139,529                 61,067
Current portion of capital lease obligation                                        523,921                648,484
                                                                              ------------           ------------
Total Current Liabilities                                                        7,530,956              8,436,733

Capital lease obligation - long-term portion                                        36,982                 64,716

Commitments and Contingencies (Note K)                                                  --                     --


Liabilities from discontinued operations (Note B)                                  125,000                125,000
Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A - 3,841,008 shares and 2,251,407 shares issued and outstanding
at February 28, 2005 and August 31, 2004, respectively (Note F)                      3,841                  2,251
Series B - 350,000 shares issued and outstanding at February 28, 2005
and August 31, 2004        (Note F)                                                    350                    350
Common stock, par value $.001 per share; 75,000,000 shares authorized;
12,830,590 shares and 13,391,693 shares issued and outstanding at
February 28, 2005 and August 31, 2004, respectively (Note F)                        12,830                 13,392
Common stock receivable (Note F)                                                   (5, 881)                  (800)
Additional paid-in-capital                                                      29,908,502             27,672,231
Preferred stock dividend                                                          (875,000)              (875,000)
Accumulated deficit                                                            (33,988,500)           (32,087,808)
                                                                              ------------           ------------
Total Deficiency in Stockholders' Equity                                        (4,943,858)            (5,275,384)
Total Liabilities and Deficiency in Stockholders' Equity                      $  2,749,080           $  3,351,065
                                                                              ============           ============

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                               February 28,         February 29,
                                                                                   2005                 2004
                                                                                   ----                 ----
        Revenues, net                                                         $      5,014           $        --

        Cost of sales                                                                   --                    --
                                                                              ------------           -----------
        Gross profit                                                                 5,014                    --

        Operating expenses:

        Selling, general and administrative                                        668,543               328,273
        Impairment of goodwill (Note I)                                                 --             4,062,003
        Depreciation and amortization                                               11,432                 9,210
                                                                              ------------           -----------

        Total operating expenses                                                   679,975             4,399,486

        Loss from operations                                                      (674,961)           (4,399,486)

        Other income (Note K)                                                      235,661                    --

        Interest (expenses), net                                                   (16,946)              (20,846)
                                                                              ------------           ------------

        Total other (income) expenses                                              218,715               (20,846)
        Loss from continuing operations, before income taxes and
        discontinued operations                                                   (456,246)           (4,420,332)

        Provision for income taxes                                                      --                    --
                                                                              ------------           ------------

        Loss from continuing operations, before discontinued operations           (456,246)           (4,420,332)

        Loss from discontinued operations (Note B)                                (288,122)           (1,446,048)
                                                                              ------------           ------------
        Net loss                                                              $   (744,368)          $(5,866,380)
                                                                              ============           ============

        Cumulative convertible preferred stock dividend requirements               (45,640)               (4,951)
                                                                              ------------           ------------
        Net loss attributable to common shareholders                          $   (790,008)          $(5,871,331)
                                                                              ============           ============
        Net loss per common share                                             $      (0.06)          $     (0.45)
                                                                              ============           ============
        Continuing operations:                                                $      (0.04)          $     (0.34)
                                                                              ============           ============
        Discontinued operations:                                              $      (0.02)          $     (0.11)
                                                                              ============           ============
        Weighted Average Shares Outstanding

        Basic and assumed diluted                                               12,786,954            13,268,969
                                                                              ============           ============


See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                          February 28,        February 29,
                                                                              2005                2004
                                                                              ----                ----
Revenues, net                                                            $     6,784          $        --

Cost of sales                                                                  2,455                   --
                                                                         -----------          -----------
Gross profit                                                                   4,329                   --

Operating expenses:
Selling, general and administrative                                        1,451,734              397,141
Impairment of goodwill (Note J)                                                   --            4,062,003
Depreciation and amortization                                                 22,863               18,420
                                                                         -----------          -----------
Total operating expenses                                                   1,474,597            4,477,564

Loss from operations                                                      (1,470,268)          (4,477,564)

Other income (Note K)                                                        235,661                   --
Interest (expenses), net                                                     (44,499)             (33,870)
                                                                         -----------          -----------
Total other (income) expenses                                                191,162              (33,870)

Loss from continuing operations, before income taxes and
discontinued operations                                                   (1,279,106)          (4,511,434)
Provision for income taxes                                                        --                  --
                                                                         -----------          -----------
Loss from continuing operations, before discontinued operations           (1,279,106)         (4,511,434)

Loss from discontinued operations (Note B)                                  (543,397)         (2,181,966)

Net loss                                                                 $(1,822,503)        $(6,693,400)
                                                                         ===========         ==============

Cumulative convertible preferred stock dividend requirements
(Note I)                                                                     (78,189)             (4,951)
                                                                         -----------         ------------
Net loss attributable to common shareholders                             $(1,900,692)        $(6,698,351)
                                                                         ===========         ============

Net (loss) per common share                                              $     (0.15)        $     (0.50)
                                                                         ===========         ============

Continuing operations:                                                         (0.10)              (0.34)
                                                                         ===========         ============

Discontinued operations:                                                       (0.05)              (0.16)
                                                                         ===========         ============

Weighted Average Shares Outstanding
Basic and assumed diluted                                                 12,786,954           13,268,969
                                                                         ===========         ============

                              MARKET CENTRAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED
                                                              FEBRUARY 28, 2005         FEBRUARY 29, 2004
Cash flows used in operating activities                         $   (2,204,379)               $   (2,251,795)

Cash flows used in investing activities                                (10,801)                     (193,014)

Cash flows provided by financing activities                          1,871,081                     2,342,578
                                                                                              --------------
--------------
Net increase (decrease) in cash and
   cash equivalents                                                   (344.099)                     (102,231)
Cash and cash equivalents at beginning of period                       344,099
337,953
                                                                --------------                --------------
Cash and cash equivalents at end of period                      $           --                $      235,722
                                                                ==============                ==============

Supplemental Cash Flow Information:
         Cash paid for interest                                 $       47,553                $      228,795
         Cash paid for income taxes                                         --                            --


Non cash investing and financing activities:
         Accrual of preferred stock dividend
           during the period                                            78,189                         4,951

         Preferred shares issued in exchange for debt

         Stock options and warrants issued in exchange
           for services rendered                                       167,955                         7,787

         Stock options issued in exchange for
           previously incurred debt                                         --                       167,500

         Warrants issued in exchange for
           financing costs                                                  --                       238,650


See accompanying notes to unaudited condensed consolidated financial statements

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                                         UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month period ending February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Market Central, Inc. dba Scientigo, Inc. (the "Company") is primarily focused in intelligent Business Process Automation technologies, specializing in developing and licensing intellectual property to partners whose products and services complement our technologies for the benefit of clients. These customizable solutions enable organizations to convert data from a processing and storage burden into a competitive advantage, whether structured, semi-structured, or unstructured, whether it is in paper or digital form, and regardless of volume. The Company's believes its technology provides next generation artificial intelligence and collaboration capabilities today. In addition, the Company provides customer support and professional services to support its products. Scientigo product strategy is to focus on developing and licensing technologies from its valuable intellectual property portfolio. Development of the technology that is the foundation of Scientigo's unique capabilities was begun in the mid 1990s and has resulted in four issued patents with numerous patents pending or under development both within the United States and internationally.

The unaudited condensed consolidated financial statements for the three and six months ended February 28, 2005, include the accounts of the Company and its wholly owned subsidiaries, ecommerce support centers, inc. ("ecom") and Convey Systems International, Inc. ("CSI"). All significant inter-company transactions and balances have been eliminated in consolidation. The Company's CSI subsidiary was formed to be the acquiring entity of the assets of The Tag Group, Inc., a transaction that has not yet been completed and CSI is essentially inactive.

In April 2005 the Company entered into a binding commitment to sell its call center operations. The Company's call center operations were contained within its ecom subsidiary. The ecom operations are accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business and information on the sale price are further described in Note B. In May 2004, the Company sold a subsidiary, U.S. Convergion, Inc. ("Convergion"), to Sylvia Holding Co., Inc. ("Sylvia"), a Nevada Corporation, in exchange for 500,000 shares of Sylvia's common stock, and other goods and valuable consideration. The Convergion business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2004 and 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                  For the three months ended                   For the six months ended
                                            February 28, 2005    February 29, 2004     February 28, 2005     February 29, 2004
                                            -----------------    -----------------     -----------------     -----------------
Net loss - as reported                        $  (744,368)       $   (5,866,380)       $   (1,822,503)       $   (6,693,400)
                                              ============       ===============       ===============       ===============
Add:   Total  stock  based   employee
compensation   expense  as   reported
under  intrinsic  value  method (APB.
No. 25)                                                --                    --                    --                    --
Deduct:  Total stock  based  employee
compensation   expense  as   reported
under fair value based  method  (SFAS
No. 123)                                          (16,770)              (16,687)             (309,145)              (28,350)
                                              ------------         -------------       ---------------       ---------------
Net loss - Pro Forma                           $ (761,138)         $ (5,883,067)         $ (2,131,648)         $ (6,721,750)
Net  loss   attributable   to  common
stockholders - Pro forma                       $ (806,778)         $ (5,888,018)         $ (2,209,837)         $ (6,726,701)
Basic (and  assuming  dilution)  loss
per share - as reported                           $ (0.06)            $   (0.44)              $ (0.15)           $    (0.50)
Basic (and  assuming  dilution)  loss
per share - Pro forma                             $ (0.06)            $   (0.44)              $ (0.18)           $    (0.50)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

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


On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE B - DISCONTINUED OPERATIONS


ecommerce support centers, inc

In April 2005, the Company entered into a binding commitment to sell the assets which comprise its call center operations. This sale of assets which are included in the Company's ecom subsidiary provides for a sale price of $1,100,000 and the assumption of certain liabilities, which have been estimated at $125,000 for purposes of these discontinued operations disclosures. The purchase price is payable $100,000 at closing and a note which provides for $25,000 per month with 5% interest until the balance is paid. The effects of this sale on the Company's balance sheet have been reflected as of August 31, 2004 and February 28, 2005 but these amounts are estimates and will change when the actual transaction is completed.

As a result of the sale of the call center business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The following summarizes the assets and liabilities from discontinued operations as on February 28, 2005 and August 31, 2004:

                                                                           February 28, 2005             August 31, 2004
                                                                           -----------------             ---------------
Assets:
Leasehold Improvements                                                         $ 1,243,278                $ 1,243,278
Furniture and Fixtures                                                             886,305                    935,304
Computers and Software                                                           1,906,578                  1,849,387
Accumulated Depreciation                                                        (3,336,456)                (3,142,783)
                                                                               -----------                -----------
Total Assets                                                                   $   699,705                $   885,186
                                                                               ===========                ===========

                                                                           February 28, 2005             August 31, 2004
                                                                           -----------------             ---------------
Liabilities:
Accounts payable and accrued liabilities                                         $ 125,000                $   125,000
                                                                               -----------                -----------
Total Liabilities                                                              $   125,000                $   125,000
                                                                               ===========                ===========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The results for the three and six month periods ended February 29, 2004 have been restated. Operating results for the discontinued operations for the three and six month periods ended February 29, 2004 were:

                                   Three Months Ended                                  Six Months Ended
                        February 28, 2005      February 29, 2004             February 28, 2005      February 29, 2004
                        ----------------------------------------             ----------------------------------------
Revenues                  $  1,444,326            $ 1,963,281                   $ 2,877,012             $ 3,985,822
Expenses                    (1,732,448)            (3,080,368)                   (3,420,409)             (5,897,719)
                          ------------            -----------                   -----------             -----------
Net income                $   (288,122)           $(1,117,087)                  $ (543,397)             $(1,911,897)
                          ============            ===========                   ==========              ===========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE B - DISCONTINUED OPERATIONS (Continued)


U.S. Convergion, Inc.

In May 2004, the Company sold its wholly owned subsidiary, Convergion to Sylvia through a Stock Purchase Agreement ("Agreement"). As a result of the sale of the Convergion business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The results for the three and six month periods ended February 29, 2004 have been restated. Operating results for the discontinued operations for the three and six month periods ended February 29, 2004 were:

                            Three Months Ended Six Months Ended
                        February 29, 2004          February 29, 2004
                        -----------------          -----------------
Revenues                   $  537,689                 $ 2,155,104
Expenses                     (866,650)                 (2,425,173)
                           ----------                 -----------
Net income                 $ (328,961)                $  (270,069)
                           ==========                 ===========

NOTE C - RESTRICTED CASH

In June 2004, the Onslow County Tax Office, North Carolina sought the garnishment of the Company's bank balance in the amount of $109,617 for outstanding property taxes owed by the Company's wholly-owned subsidiary, ecom. The Company has obtained a court order to allow the Company to defend its position and recalculate the exact amount of taxes due. The Company's management believes that the recalculated amount due was approximately $78,000. As of February 28, 2005, the Company has not resolved the issue with Onslow County Tax Office. The Company has included the amount of taxes due in its accrued liabilities at February 28, 2005 and August 31, 2004 and accounted restricted cash in the amount of $109,617.


NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable are as follows:

                                                                                       February      August 31,
                                                                                       28, 2005         2004
Note payable in monthly installments of $33,333 including interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held by
a major stockholder and personal guarantees by two stockholders.                        $    --       $ 501,134

Note payable in monthly installments of $1,919 including interest at 7.34% per
annum; unsecured; maturity date is in May 2005.                                           7,464          18,975

Note payable in monthly installments of $2,813 including interest at 6% per annum;           --          19,180
unsecured; maturity date is in February 2005.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

(Continued)

                                                                                     February 28,   August 31,
                                                                                        2005           2004
                                                                                     ------------   ----------
Note payable to related party in monthly installments of interest only at LIBOR
daily floating rate plus 3.5%; maturity date is not specified (Note H)                1,250,000               -

Note payable to bank in monthly installments of interest only at LIBOR daily floating rate plus 3.5%; maturity date is December 2004, personally guaranteed by
Company shareholders                                                                         --     1,250,000

Note payable on demand to a related party, interest payable at 6% per annum on
repayment date; unsecured. (see Note H)                                                 349,432       237,569

Note payable on demand to a related party, interest payable at 6% per annum on
repayment date; unsecured. (see Note H)                                               1,130,533       852,905

Note payable on demand to a related party, non-interest bearing; unsecured;
maturity date is in May 2004; the Company shall repay the note with Company common stock. The Company is currently in default under the terms of the note
agreement. (Note H)                                                                     120,000       120,000

Notes payable to related parties due upon demand and bearing interest at 15%
(Note H)                                                                                 62,500

Note payable; liabilities assumed pursuant to Assets Purchase Agreement with
Pliant ; interest payable at 12% per annum, interest due and principal due in
March 2004; unsecured.  The Company is in default under the terms of the note
agreements.                                                                              41,133        41,133
                                                                                     ----------     ---------
                                                                                      2,961,062     3,040,896
Less: current portion                                                                (2,961,062)   (3,040,896)
                                                                                     ----------     ---------
                                                                                     $       --   $        --
                                                                                     ==========   ===========

NOTE E - DUE FROM FACTOR

The Company's subsidiary, ecommerce support centers, inc., has an arrangement for a $2,000,000 factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables are bought at 96.25% of their face amount. The Company receives a rebate of 2.40% for invoices paid by customers between one to thirty days, and 2.36% for invoices paid by customers after thirty days reduced by .04% per additional day such invoice remains outstanding. The arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Net charge to the Company is 1.35% of the invoices paid by customers between one to thirty days, and 1.39% after thirty days, increased by .04% per additional day such invoice remains outstanding. In connection with this agreement, the Company is required to maintain certain financial covenants. At February 28, 2005 and August 31, 2004, balance due from factor (included in accounts receivable) was as follows:

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE E - DUE FROM FACTOR (Continued)

                                                                            February 28,            August 31,
                                                                                2005                  2004
                                                                            ------------           -----------
Accounts Receivable - Factored                                               $ 443,230             $  604,488
Less: Advance from Factor                                                    $(354,584)              (483,590)
                                                                             ---------             ----------
Net Due from Factor                                                          $  88,646             $  120,898
                                                                             =========             ==========

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

In December 2003, the Company's Board of Directors designated 2,251,407 and in November 2004 they designated an additional 3,001,877 shares bringing the total to 5,253,284 shares of Series A Convertible Preferred Stock, par value $.001 per share and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share. Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference with is senior to the Company's Common Stock. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock.

As of February 28, 2005, the Company has 12,830,590 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 3,841,008 shares of Series A Convertible Preferred Stock issued and outstanding. As of August 31, 2004, the Company had 13,391,693 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 2,251,407 shares of Series A Convertible Preferred Stock issued and outstanding.

During the six-month period ended February 28, 2005, the Company issued an aggregate of 1,589,601shares of Series A Preferred Stock and received $1,915,749 of net proceeds. These proceeds from issuance of Series A Preferred Stock are subject to 10% cash commissions and certain offering costs. As of February 28, 2005, the Company had accrued cumulative preferred stock dividends and charged to retained deficit in the amount of $139,529.

During the six-month period ended February 28, 2005, the Company issued an aggregate of 116,564 shares of common stock to employees and consultants in exchange for services rendered. The shares issued to employees and consultants were valued at approximately $1.20 to $1.30 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $147,291 were charged to operations during the period ended February 28, 2005.

Additionally, the Company issued an aggregate of 89,001 shares of its common stock to consultants during the period ended February 28, 2005 in exchange for stock options exercised at $0.01 per share. The Company received $890 of proceeds, net of costs and fees (Note G). The Company valued the stock options at the fair value of its common shares at the date the options were granted and compensation costs were charged to operations in prior period at the time the options were granted.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE F - CAPITAL STOCK (Continued)

The Company issued an aggregate of 33,332 shares of its common stock to a consultant during the period ended February 28, 2005 in exchange for stock options exercised at $0.01 per share. The Company received $333 of proceeds, net of costs and fees (Note G). The Company valued the stock options at the fair value of its common shares during the period ended February 28, 2005 at the date the options were granted and compensation costs were charged to operations during the same period.

In connection with the Settlement Agreement and Mutual Release the Company entered into in August 2004 with the Company's former CEO and Board of Directors member ("Former CEO"), the Former CEO returned to the Company 800,000 shares of common stock during the period ended February 28, 2005, and such shares were canceled.

The common stock receivable shown on the February 28, 2005 balance sheet relates to the November 2004 agreement between the Company and its two largest shareholders resulting in the return of 5,880,740 shares of common stock to the Company in connection with certain other actions which have been formally agreed to (Note K). The transactions specified in this notification and agreement has not been formally completed although all parties are bound by its provisions.

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at February 28, 2005, after giving effect to 1:10 reverse split in common stock in February 2003:

                    Options Outstanding                              Options Exercisable
                                   Weighted Average
                    Number         Contractual Life   Weighted AverageNumber           Weighted Average
Exercise Price      Outstanding    (Years)            Exercise Price Exercisable        Exercise Price
--------------      -----------    -------            -------------- -----------        --------------
$ .01- $3.16         5,666,061        5.31            $       1.99    1,833,562          $      1.56
$ 7.00-$9.50            20,000        0.11            $       8.25       20,000          $      8.25
                    ----------     -------            ------------    ---------          -----------
                     5,686,061        5.24            $       2.02    1,853,562          $      1.64
                    ==========     =======            ============    =========          ===========

Transactions involving the Company's options issuance are summarized as follows:

                                                       Number                   Weighted Average
                                                       of shares                Exercise Price
                                                       ---------                --------------
Outstanding at August 31, 2003                            302,210               $   5.22
                                                       ==========               ========
Granted                                                   844,092                   1.30
Exercised                                                 (67,500)                  0.01
Cancelled                                                 (12,875)                 17.06
                                                       ----------               --------
Outstanding at August 31, 2004                          1,065,927                  $2.06
                                                       ==========               ========
Granted                                                 4,855,000                   2.03
Exercised                                                (122,333)                  0.01
Cancelled                                                (112,533)                  5.01
                                                       ----------               --------
Outstanding at February 28, 2005                        5,686,061               $   2.02
                                                       ==========               ========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at February 28, 2005 after giving effect to 1:10 reverse split in common stock in February 2003.

                      Warrants Outstanding                                                       Warrants Exercisable
                                         Weighted Average
                      Number             Contractual Life    Weighted Average   Number              Weighted Average
Exercise Prices:       Outstanding        (Years)             Exercise Price    Exercisable         Exercise Price
----------------       -----------        -------             --------------    -----------         --------------
$   0.90- $7.81        2,461,635             3.03             $   2.08          2,461,635           $   2.08
$ 11.06- $33.75          111,743             0.60             $  12.41            111,743           $  12.41
                       ---------          -------             --------          ---------           --------
                       2,573,738             3.03             $   2.53          2,573,738           $   2.53
                       =========          =======             =========         =========           ========


Transactions involving the Company's warrants issuance are summarized as follows:

                                                                  Number              Weighted Average
                                                                  of shares           Exercise Price
                                                                  ---------           --------------
Outstanding at August 31, 2003                                     4,135,176          $         3.43
                                                                  ==========          ==============
Granted                                                              692,452                    1.94
Exercised                                                                 --                      --
Cancelled                                                            (80,631)                  22.54
                                                                  ----------          --------------
Outstanding at August 31, 2004                                     4,746,997          $         3.06
                                                                  ==========          ==============
Granted                                                              389,093                    1.18
Exercised                                                                --                       --
Cancelled                                                         (2,562,352)                   2.93
                                                                  ----------          --------------
Outstanding at February 28, 2005                                   2,573,738          $         2.53
                                                                  ==========          ==============

The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the period ended February 28, 2005, and February 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                  February 28, 2005    February 29, 2004
                                                                  -----------------    -----------------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                               2.04%                    1.01%
Expected stock price volatility                                       22%                      80%
Expected dividend payout                                              --                       --
Expected option life-years (a)                                    4.0 to 8.0            3.0 to 4.0

(a) The expected option/warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(2,209,837) and $(0.18), respectively, for the period ended February 28, 2005, and $(6,726,701) and $(0.50), respectively, for the period ended February 29, 2004 (Note A).

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

The estimated value of the options and warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the stock options to consultants was $7,787 during the period ended February 29, 2004. The amount of the expense charged to operations in connection with granting warrants in exchange for financing costs for the issuance of Series A Preferred Stock amounted $238,650 during the period ended February 29, 2004. In February 2004, the Company also granted an aggregate of 84,092 options in exchange for $167,500 of previously incurred debt.

The Company granted 274,455 compensatory warrants to consultants during the period ended February 28, 2005. The amount of the expense charged to operations in connection with granting warrants to consultants was $28,955 during the period ended February 2005. Additionally, the Company granted 100,000 stock options to a consultant, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted and $139,000 of compensation expense was charged to discontinued operations during the period ended February 28, 2005. During the period ended February 28, 2005, the Company received $1,223 of proceeds for 122,333 stock options exercised (Note F).

NOTE H - RELATED PARTY TRANSACTIONS

During the six months and three month periods ended February 28, 2005, the Company recognized $151,616 and $38,715 of sales in connection with services provided Cheapseats, Inc. During the six months and three month periods ended February 29, 2004, the Company recognized $1,015,006 and $426,552 of sales in connection with services provided Cheapseats, Inc., J&C Nationwide, Inc. and Gibralter Publishing, Inc. and/or its successor entities. Gibralter Publishing, Inc., Cheapseats, Inc. and J&C Nationwide, Inc. are owned by individuals who were Company officers, directors and significant shareholders. Due to the discontinued operations treatment of the call center revenues, these amounts are included in the loss from discontinued operations in the Statements of Operations. At February 28, 2005, the accounts receivable- related parties includes $428,747 due relating to these revenues.

During the three month period ended February 28, 2005, the Company's President and its CFO advanced a total of $75,000 in the form of unsecured notes to the Company for working capital purposes. As of February 28, 2005, the balance on these notes was $62,500. A Company shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of February 28, 2005, the amount due to the shareholder is $120,000 (Note D). The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. Operating advances from the Company's two primary shareholders had been made to the Company at various times since February 2003, and then in December 2004 one of these shareholders assumed $1,250,000 of the Company's bank debt which has been reflected as $1,250,000 in notes due to related parties (Note D). The balance of all these shareholder loans or advances at February 28, 2005 and August 31, 2004 was $2,912,465 and $1,210,474, respectively.

NOTE I - IMPAIRMENT OF GOODWILL

As a result of the Company's evaluation of the goodwill related to its U.S Convergion, Inc. acquisition and related circumstances, Company management during 2004, determined that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003 relating to the Company's U.S. Convergion, Inc. subsidiary, net of tax, or $0.30 per share during the six months ended February 29, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                    UNAUDITED

NOTE J - OTHER INCOME

Other income of $235,661 recognized during the three months ended February 28, 2005 relates to the Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to.

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case") was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of its assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter is set for disposition in U.S. District Court for the Eastern District of North Carolina on April 28, 2005. The U.S. States Attorney is supporting the Plea Agreement and the Company expects that the Court will accept the plea agreement. The Company has accounted the $50,000 for the alleged criminal contempt of court in connection with the Plea Agreement as accrued liabilities at August 31, 2004.

NOTE L - SUBSEQUENT EVENTS

In April 2005, the escrow agent handling the November 2004 agreement between the Company and its two largest shareholders notified the Company that one of the shareholders has tendered 2,940,370 of the Company's common shares as called for in the agreement. The remaining shareholder, per the agreement, has until April 30, 2005 to tender his shares to the escrow agent. These shares are currently pledged as collateral on a loan between the shareholder and a bank. If the shares are not returned until after April 2005, the Company has no other obligation on the $1,250,000 note to the shareholder. Certain other actions in connection with this agreement have not been formally completed although all parties are bound by its provisions.

The Company has continued to raise capital in connection with a private placement of its Series A Convertible Preferred Stock. Since February 28, 2005, an additional 540,155 shares have been sold which provided $719,756 in proceeds to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


Market Central, Inc. (formerly Paladyne Corp.) (the "Company") has two wholly owned subsidiaries, ecommerce support centers, inc.("ecom") and Convey Systems International, Inc.. The ecom subsidiary's activities have been reflected as discontinued operations in the accompanying financial statements. Convey Systems International, Inc. is inactive at this time.


The Company's on-going operations are conducted within Market Central, Inc. Market Central, Inc. will be changing its name, with appropriate shareholder approval to Scientigo, Inc. This change is expected to be effective in May 2005. The Company is now primarily focused in intelligent Business Process Automation technologies, specializing in developing and licensing intellectual property to partners whose products and services complement our technologies for the benefit of clients. These customizable solutions enable organizations to convert data from a processing and storage burden into a competitive advantage, whether structured, semi-structured, or unstructured, whether it is in paper or digital form, and regardless of volume. The Company's believes its technology provides next generation artificial intelligence and collaboration capabilities today. In addition, the Company provides customer support and professional services to support its products. Scientigo product strategy is to focus on developing and licensing technologies from its valuable intellectual property portfolio.


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


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2005 TO THE THREE MONTHS ENDED FEBRUARY 29, 2004

As discussed in Note B to the financial statements, the statements of operations for three months ended February 28, 2005 and February 29, 2004 reflect the reclassification of the Company's call center operating results into one line item, discontinued operations. Accordingly, all amounts remaining in the various line items on the statements of operations reflect the ongoing activities of the Company.

Revenues for the three months ended February 28, 2005 and February 29, 2004 were $5,014 and $-0-, respectively, due to the classification of Company's call center operations into discontinued operations. As a result of the sale of the Company's call center in April 2005, all of the revenue from 2004 and most of that for the 2005 period are combined with related expenses as a separate line item. The Company's new focus to exploit its intellectual property and related software products began within the last six months with sales as of February 28, 2005 being minimal.

Operating expenses, which in the 2004 period included the $4,062,003 impairment charge, were $679,975 and $4,399,486 during the three month periods ended February 28, 2005 and February 29, 2004, respectively. The 2004 period amount is $337,483 when the impairment charge is excluded from the amount. The increase in operating expenses from 2004 to 2005 is $337,483, excluding the impairment charge and consists of increased payroll and consultant costs together with a growth in legal and professional fees relating to the Company's transition from a call center dominated company to a technology based enterprise. The growth in salaries is a result of the Company's recruitment of management and marketing personnel needed to exploit its market opportunity. Depreciation and amortization were $11,432 and $9,210 for the three month periods ended February 28, 2005 and February 29, 2004, respectively. This expense includes $8,110 of amortization expenses related to the Company's patent portfolio during both periods shown.

Other income of $235,661 recognized during the three months ended February 28, 2005 relates to the Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to.

Interest expense decreased slightly from $20,846 to $16,946 during the three months ended February 29, 2004 as compared to the three months ended February 28, 2005. This decrease is attributable to reductions in the Company's vendor notes payable.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2005 TO THE SIX MONTHS ENDED FEBRUARY 29, 2004

As discussed in Note B to the financial statements, the statements of operations for six months ended February 28, 2005 and February 29, 2004 reflect the reclassification of the Company's call center operating results into one line item, discontinued operations. Accordingly, all amounts remaining in the various line items on the statements of operations reflect the ongoing activities of the Company.

Revenues for the six months ended February 28, 2005 and February 29, 2004 were $6,784 and $-0-, respectively, due to the classification of Company's call center operations into discontinued operations. As a result of the sale of the Company's call center in April 2005, all of the revenue from 2004 and most of that for the 2005 period are combined with related expenses as a separate line item. The Company's new focus to exploit its intellectual property and related software products began within the last six months with sales as of February 28, 2005 being minimal.

Operating expenses, which in the 2004 period included the $4,062,003 impairment charge, were $1,474,597 and $4,477,564 during the six month periods ended February 28, 2005 and February 29, 2004, respectively. The 2004 period amount is $415,561 when the impairment charge is excluded from the amount. The increase in operating expenses from 2004 to 2005 is $1,059,036, excluding the impairment charge and consists of increased payroll and consultant costs together with a growth in legal and professional fees relating to the Company's transition from a call center dominated company to a technology based enterprise. During the six month periods ended February 28, 2005 and February 29, 2004, the increase in Operating expenses is also the result of the shift of general and administrative personnel and costs related to the on-going operations of the Company being effected during the first few months of the 2005 period while in 2004, these items were generally focused on the call center operations and have been reclassified into discontinued operations. The growth in salaries is a result of the Company's recruitment of management and marketing personnel needed to exploit its market opportunity. Depreciation and amortization were $22,863 and $18,420 for the six month periods ended February 28, 2005 and February 29, 2004, respectively. This expense includes $16,220 of amortization expenses related to the Company's patent portfolio during both periods shown.

Other income of $235,661 recognized during the three months ended February 28, 2005 relates to the Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to.

Interest expense increased slightly from $33,870 to $44,499 during the six months ended February 29, 2004 as compared to the six months ended February 28, 2005. This increase is attributable to interest costs during the first part of the 2005 period including certain fees as a result of late payments.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and its cash resources on hand are insufficient for its long term needs. As a result, certain vendor payables, capital leases and other obligations are in arrears and in default. Sale of Series A Convertible Preferred shares since November 2004 has resulted in approximately $1,717,000 in capital for the Company through April 4, 2005. These have been the primary source of capital for the Company and approximately $500,000 remains to be sold unless additional shares are authorized by the Board of Directors. The Company's decision to sell its call center operations will result in improved cash flows but the Company must, and is continuing pursue other capital sources to enable it to grow and enhance its operations going forward. The Company's Board of Directors has approved a term sheet for a convertible debt offering that if successfully completed should provide the Company with long term financial stability.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. The Company's redirection to a technology enterprise that includes both software products and licensing of intellectual property will dramatically alter all phases of the Company's operations and cash flow issues.

Cash used in operating activities was $2,204,379 for the six months ended February 28, 2005. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $10,801 in computers and furniture during this period. The Company met its cash requirements during the six months ended February 28, 2005 mainly through the receipt of $1,915,749 in proceeds from its sale of its Series A Preferred Stock, net of offering expenses of approximately $201,333.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

The Company's independent certified public accountants have stated in their report included in the Company's August 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.


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

ITEM 3.  CONTROLS AND PROCEDURES

(a) On April 14, 2005, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case") was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of its assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter is set for disposition in U.S. District Court for the Eastern District of North Carolina on April 28, 2005. The U.S. States Attorney is supporting the Plea Agreement and the Company expects that the Court will accept the plea agreement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) From December 1, 2004, through February 28, 2005, the Company issued 1,062,855 shares of Series A Preferred Stock at $1.3325 per share. Each share of Preferred Stock is convertible into one (1) share of the Company's Common Stock. The Company paid a commission of 7% on all shares issued and issued one warrant to purchase one share of Common Stock at $1.3325 per share for each seven shares of Series A Preferred Stock sold. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they were sold only to accredited investors and not more than 35 nonaccredited investors.

         (b)    None

         (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended February 28, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                           ISSUER PURCHASES OF EQUITY SECURITIES
Period                 (a)                (b)                    (c)                               (d)
                 Total Number of     Average Price    Total Number of Shares (or      Maximum Number (or Approximate
                Shares (or Units)   Paid per Share   Units) Purchased as Part of    Dollar Value) of Shares (or Units)
                    Purchased)         (or Unit)     Publicly Announced Plans or   that May Yet Be Purchased Under the
                                                             Programs (1)                 Plans or Programs (1)
12/01/04-12/31/04       0                 $0                      0                                 0

01/01/05-01/31/05       0                 $0                      0                                 0

2/01/05-2/28/05         0                 $0                      0                                 0

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         (a)      Exhibits

         31.1 Certification of Doyal G. Bryant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                      MARKET CENTRAL, INC.


Date:    April 19, 2005               By /s/ Doyal G. Bryant
                                        --------------------
                                        Doyal G. Bryant
                                        President


Date:    April 19, 2005               By /s/ Clifford Clark
                                        -------------------
                                        Clifford Clark
                                        Chief Financial Officer