Form 10QSB
period 2005-05-31
MARKET CENTRAL INC
filed 2005-07-20
CIK 1043933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                    |X| QUARTERLY REPORT UNDER SECTION 13 0R
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2005

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


                6701 Carmel Road, Suite 205, Charlotte, NC 28226
                    (Address of Principal Executive Offices)

                                  704-837-0500
                           (Issuer's Telephone Number)


 Former address was 7810 Ballantyne Commons Pky, Suite 300, Charlotte, NC 28277
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Class: Common Stock, $.001 par value

Outstanding as of June 30, 2005: 6,916,385 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2005 and for the three months and nine months ended May 31, 2005 and 2004 respectively, have been prepared by Market Central, Inc., a Delaware corporation.

                                                   MARKET CENTRAL, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             Unaudited
                                                                                           May 31, 2005    August 31, 2004
                                                                                           ------------    ---------------
                                                          ASSETS
Current Assets:
Cash and cash equivalents                                                                  $  1,716,813    $       344,099
Accounts receivable, net of allowance for doubtful accounts of $0.00 at May 31, 2005 and        518,593            719,262
August 31, 2004
Related parties, net allowance for doubtful accounts of $0.00 at May 31, 2005 and August             --            277,119
31, 2004
Notes receivable (note D)                                                                       657,293                 --
Prepaid expenses and other assets                                                                64,179            149,282
                                                                                           -------------------------------
Total Current Assets:                                                                         2,956,878          1,489,762
                                                                                           -------------------------------

Property and equipment:                                                                         189,614            143,484
Less: accumulated depreciation                                                                 (121,109)          (103,861)
                                                                                           -------------------------------
Property and equipment, net:                                                                     68,505             39,623
                                                                                           -------------------------------
Net assets from discontinued operations (note B)                                                                   851,826
                                                                                           -------------------------------
Other Assets:
Notes receivable (note D)                                                                       713,707                 --
Restricted cash (note C)                                                                             --            109,617
Goodwill                                                                                        745,050            745,050
Deposits and other                                                                                   --             50,308
Capitalized financing costs, net of amortization of $7,420 and $0 at May 31, 2005 and
August 31, 2004, respectively                                                                   240,154                 --
Patents and trademarks, net of accumulated amortization of $56, 771 and $32,440 at May
31, 2005 and August 31, 2004, respectively                                                       40,548             64,879
                                                                                           -------------------------------
Total other assets                                                                            1,739,459            969,854
                                                                                           -------------------------------
Total assets                                                                               $  4,764,842          3,351,065
                                                                                           ===============================

                                    Liabilities and Deficiency in Stockholders' Equity

                                                                                           May 31, 2005    August 31, 2004
                                                                                           -------------------------------
Current Liabilities:
Accounts payable and accrued liabilities                                                   $  3,226,847    $     4,242,462
Note payable to related parties (notes E & J)                                                   365,148          1,210,474
Notes payable, current portion (note E)                                                           3,241          1,830,422
Due to Factor (note F)                                                                          115,884            483,590
Accrued preferred stock dividend (note H)                                                       444,282             61,067
Current portion of capital lease obligation                                                     593,012            648,484
Deferred interest income                                                                        239,445                 --
                                                                                           -------------------------------
Total Current Liabilities                                                                     4,987,859          8,476,499
                                                                                           -------------------------------

6.4% Convertible notes (note G)                                                                 526,221
Notes payable - related party (notes E & J)                                                     854,852
Capital lease obligation - long-term portion                                                     18,885             64,716
Commitments and Contingencies (note M)                                                               --
Liabilities from discontinued operations (note B)                                                    --             85,234

Deficiency in Stockholders' Equity:                                                                  --

Preferred stock, par value $.001 per share; 10,000,000 shares authorized; Series
A - 5,557,005 shares and 2,241,407 shares issued and outstanding at May 31, 2005
and August 31, 2004, respectively (note H)                                                        5,557              2,251
Series B - 350,000 shares issued and outstanding at May 31, 2005 and August 31, 2004
(note H)                                                                                            350                350
Common stock, par value, $.001 per share; 75,000,000 shares authorized; 6,916,385 shares and 13,391,693 shares issued and outstanding at May 31, 1005 and August 31, 2004,
respectively (note H)                                                                             6,916             13,392
Common stock receivable (note H)                                                                     --               (800)
Additional paid-in-capital                                                                   35,666,786         27,672,231
Preferred stock dividend                                                                       (875,000)          (875,000)
Accumulated deficit                                                                         (36,427,584)       (32,087,808)
                                                                                           -------------------------------
Total shareholders' deficit                                                                  (1,622,975)        (5,275,384)
                                                                                           -------------------------------
Total liabilities and shareholders' deficit                                                $  4,764,842    $     3,351,065
                                                                                           ===============================


                      See accompanying notes to unaudited condensed consolidated financial statements

                                               MARKET CENTRAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                              ENDED MAY 31,
                                                                                     ----------------------------
                                                                                         2005            2004
                                                                                     ------------    ------------
Revenues, Net                                                                        $      4,893    $      9,686
Cost of Sales                                                                                  --           1,312
                                                                                     ----------------------------
Gross Profit                                                                                4,893           8,374
                                                                                     ----------------------------

Operating Expenses:
Selling, General & Administrative                                                       1,028,964       1,052,102

Depreciation and Amortization                                                              18,615          12,212
                                                                                     ----------------------------
Total Operating Expenses                                                                1,047,579       1,064,314

Loss From Operations                                                                   (1,042,686)     (1,055,940)

Other income (expense):                                                                    (9,983)             --
Interest income (expense):                                                             (1,091,054)       (158,852)
                                                                                     ----------------------------
Total other (income) expense                                                           (1,101,037)       (158,852)
                                                                                     ----------------------------
Loss from continuing operations, (Before income taxes and discontinued operations)     (2,143,723)     (1,214,792)
Provisions for Income Taxes                                                                    --              --

Loss from Continuing Operations, before Discontinued Operations                        (2,143,723)     (1,214,792)

Loss from Discontinued Operations (note B)                                               (543,329)       (982,766)
Gain from disposal of discontinued operations (note B)                                    552,491       2,749,370
                                                                                     ----------------------------
Net Income (Loss)                                                                    $ (2,134,561)   $    551,812
                                                                                     ============================

Preferred stock dividend - beneficial conversion feature                                                 (875,000)
Cumulative convertible preferred stock dividend requirements                             (304,523)        (25,877)
                                                                                     ----------------------------
Net loss attributable to Common Shareholders                                         $ (2,439,084)   $   (349,065)
                                                                                     ============================

Net (loss) per common share                                                          $      (0.20)   $      (0.03)
Continuing operations:                                                               $      (0.20)   $      (0.16)
Discontinued operations:                                                             $       0.00    $       0.13

Weighted Average Shares Outstanding:
Basic and assumed diluted                                                              12,456,895      13,299,676


                 See accompanying notes to unaudited condensed consolidated financial statements

                                               MARKET CENTRAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                              ENDED MAY 31,
                                                                                     ----------------------------
                                                                                         2005            2004
                                                                                     ------------    ------------
Revenues, Net                                                                        $     11,677    $     21,268
Cost of Sales                                                                                  --              --
                                                                                     ----------------------------
Gross Profit                                                                               11,677          21,268

Operating Expenses:
Selling, General & Administrative                                                       2,424,898       2,056,163
Impairment of Good will (Note K)                                                               --       4,062,003
Depreciation and Amortization                                                              41,579          36,636
                                                                                     ----------------------------
TOTAL OPERATING EXPENSES                                                                2,466,477       6,154,802

LOSS FROM OPERATIONS                                                                   (2,454,800)     (6,133,534)
                                                                                     ----------------------------

Other income (expense): (Note L)                                                          223,822              --
Interest income (expense):                                                             (1,193,145)       (288,604)
                                                                                     ----------------------------
Total other (income) expense                                                             (969,323)       (288,604)
                                                                                     ----------------------------
Loss from continuing operations, (Before income taxes and discontinued operations)     (3,424,123)     (6,422,138)

Provisions for Income Taxes                                                                    --              --

Loss from Continuing Operations, before Discontinued Operations                        (3,424,123)     (6,422,138)

Loss from Discontinued Operations (note B)                                             (1,085,432)     (2,468,820)
Gain from disposal of discontinued operations (note B)                                    552,491       2,749,370
                                                                                     ----------------------------
Net Income (Loss)                                                                      (3,957,064)     (6,141,588)
                                                                                     ----------------------------
Preferred stock dividend - beneficial conversion feature                                                 (875,000)
Cumulative convertible preferred stock dividend requirements                             (382,712)        (25,877)
                                                                                     ----------------------------
Net loss attributable to Common Shareholders                                         $ (4,339,776)   $ (7,042,465)
                                                                                     ============================

Net (loss) per common share                                                          $      (0.35)   $      (0.53)
Continuing operations:                                                               $      (0.31)   $      (0.55)
Discontinued operations:                                                             $      (0.04)   $       0.02

Weighted Average Shares Outstanding:
Basic and assumed diluted                                                              12,456,895      13,279,279


                 See accompanying notes to unaudited condensed consolidated financial statements


                                           MARKET CENTRAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                               MAY 31, 2005   MAY 31, 2004
                                                                               ---------------------------
Cash Flows used in operating activities                                        $(3,165,184)   $ (3,337,184)
Cash Flows used in investing activities                                            (46,130)       (250,755)
Cash Flows provided by financing activities                                      4,584,028       4,197,353
                                                                               ---------------------------
Net Increase in cash and cash equivalents                                        1,372,714         609,414
                                                                               ---------------------------

Cash and Cash equivalents at beginning of period                                   344,099         337,953
                                                                               ---------------------------
Cash and Cash equivalents at end of period                                     $ 1,716,813    $    947,367
                                                                               ===========================
Supplemental Cash Flow Information:
         Cash paid during the period for interest                                  123,867         328,805
         Cash paid during the period for income taxes                                   --              --
         Stock options and warrants issued in exchange for services rendered       203,020         662,587
         Common stock issued for debt
         Preferred shares issued in exchange for debt                            1,051,028
         Common stock issued in exchange for services rendered                 $   218,416
         Beneficial conversion feature in connection with issuance
           of convertible debentures                                           $ 2,388,603
         Value of warrants attached to convertible debenture                   $ 1,397,234
         Amortization of beneficial conversion feature in
           connection with issuance of convertible debentures                  $    95,544
         Amortization of value of warrants attached to convertible
           Debenture                                                           $    55,889
Disposal of call center assets:
         Notes receivable                                                          971,000
         Cash                                                                      129,000
         Debts assumed by buyer                                                     85,234
         Assets disposed                                                           562,743
         Net gain on disposal segment                                              552,491
Disposal of US Conversion, Inc.: (Note B)
         Sylvia Holdings common stock received                                                         500
         Assets disposed                                                                           (68,211)
         Debts assumed by buyer                                                                  2,967,081
         Net gain on disposal segment                                                           (2,749,370)
         Net cash paid for disposition                                                             150,000


              See accompanying notes to unaudited condensed consolidated financial statements


                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month period ending May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2005, include the accounts of the Company and its wholly owned subsidiaries, Tigo Software, Inc., ecommerce support centers, inc. ("ecom") and Convey Systems International, Inc. ("CSI"). All significant inter-company transactions and balances have been eliminated in consolidation. The Company's CSI subsidiary was formed to be the acquiring entity of the assets of The Tag Group, Inc., a transaction that has not yet been completed and CSI is essentially inactive. Tigo Software, Inc. was formed in May 2005 to ease the separation of the Company's IDR and enterprise search activities. At May 31, 2005, this subsidiary was inactive.

In May 2005 the Company sold its call center operations and related assets. The Company's call center operations were contained within its ecom subsidiary. The ecom operations are accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business and information on the sale price are further described in Note B. In May 2004, the Company sold a subsidiary, U.S. Convergion, Inc. ("Convergion"), to Sylvia Holding Co., Inc. ("Sylvia"), a Nevada Corporation, in exchange for 500,000 shares of Sylvia's common stock, and other goods and valuable consideration. The Convergion business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

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

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

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


                                             For the three months ended   For the nine months ended
                                             --------------------------   --------------------------
                                             May 31, 2005  May 31, 2004   May 31, 2005  May 31, 2004
                                             ------------  ------------   ------------  ------------
Net income (loss) - as reported              $ (2,134,561) $    551,812   $ (3,957,064) $ (6,141,588)
                                             ============  ============   ============  ============
Add:   Total  stock  based   employee
compensation   expense  as   reported
under  intrinsic  value  method (APB.
No. 25)                                                --            --             --            --
Deduct:  Total stock  based  employee
compensation   expense  as   reported
under fair value based  method  (SFAS
No. 123)                                         (247,937)     ( 27,930)      (557,082)      (56,280)
                                             ------------  ------------   ------------  ------------
Net loss - Pro Forma                         $ (2,382,498) $    523,882   $ (4,514,146) $ (6,197,888)
Net  loss   attributable   to  common
stockholders - Pro forma                     $ (2,687,021) $   (376,995)  $ (4,896,858) $ (7,103,697)
Basic (and  assuming  dilution)  loss
per share - as reported                      $       (.20) $       (.03)  $       (.35) $       (.53)
Basic (and  assuming  dilution)  loss
per share - Pro forma                        $       (.22) $       (.03)  $       (.39) $       (.53)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

As a result of the sale of its call center business in May, 2005, which represented the Company's sole operating business segment, the Company allocated certain general administrative expenses previously incurred by the call center segment to continuing operations based upon various allocation methodologies. Allocations of these expenses include officer and other compensation, professional fees, occupancy costs, and other general office expenses.

Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the call center segment had not been disposed of. The Company may incur additional general administrative expenses, and other costs as a result of its current reorganization.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE B - DISCONTINUED OPERATIONS

ecommerce support centers, inc

On May 23, 2005, the Company sold substantially all the assets that comprise its call center operations. The assets sold were included in the Company's ecom subsidiary and the sale provided for a sale price of $1,100,000 and the assumption of certain liabilities, which approximated $85,000. The purchase price was payable $129,000 at closing and a $971,000 5% note due $25,000 per month including interest until the balance is paid. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated.

The following summarizes the assets and liabilities from discontinued operations at May 23, 2005, the date of disposition, and August 31, 2004, respectively:

                                             May 23, 2005       August 31, 2004
                                        (Date of Disposition)
                                             ------------       ---------------

Assets:
Leasehold Improvements                       $  1,243,278       $     1,243,278
Furniture and Fixtures                            935,114               934,113
Computers and Software                          1,851,769             1,851,769
Accumulated Depreciation                       (3,467,418)           (3,177,334)
                                             ------------       ---------------
Total Assets                                 $    562,743       $       851,826
                                             ============       ===============

                                             May 23, 2005       August 31, 2004
                                        (Date of Disposition)
                                             ------------       ---------------
Liabilities:
Accounts payable and accrued liabilities     $     85,234       $        85,234
                                             ------------       ---------------
Total Liabilities                            $     85,234       $        85,234
                                             ============       ===============

The following summarizes the gain on the disposition of the call center business segment:

CustomerLinx promissory note (Note D)        $    971,000
Cash received                                     129,000
Debts assumed by CustomerLinx                      85,234
Net assets disposed of                           (562,743)
Disposition costs                                 (70,000)
                                             ------------
Net gain on disposal of segment              $    552,491
                                             ============

The results for the three and nine month periods ended May 31, 2004 have been restated. Operating results for the discontinued operations for the three and nine month periods ended May 31, 2005 and 2004 were:

                                   For the three months          For the nine months
                                        ended May 31,                ended May 31,
                               --------------------------    --------------------------
                                   2005          2004            2005           2004
                               -----------    -----------    -----------    -----------
Revenues                       $ 1,100,100    $ 1,965,614    $ 3,977,112    $ 5,951,436
Expenses                        (1,595,729)    (2,290,982)    (4,875,844)    (7,588,671)
                               -----------    -----------    -----------    -----------
Net loss before income taxes      (495,629)      (325,368)      (898,732)    (1,637,235)
Income tax provision                    --             --             --             --
                               -----------    -----------    -----------    -----------
Net loss                          (495,629)      (325,368)      (898,732)    (1,637,235)

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

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

The following summarizes the gain on the disposition of the Convergion business segment in May 2004:

Sylvia common stock                           $       500
Debts assumed by Sylvia                         2,967,081
Net assets disposed of                            (68,211)
Disposition costs                                (150,000)
                                              -----------
Net gain on disposal of segment               $ 2,749,370
                                              ===========

The results for the three and nine month periods ended May 31, 2004 have been restated. Operating results for the discontinued operations for the three and nine month periods ended May 31, 2004 were:



                             Three Months Ended          Nine Months Ended
                                May 31, 2004               May 31, 2004
                             ------------------          -----------------
Revenues                     $           94,250          $       2,249,354
Expenses                               (751,648)                (3,080,939)
                             ------------------          -----------------
Net loss                     $         (657,398)         $        (831,585)
                             ==================          =================


The three month and nine month periods ended May 31, 2005 included costs related to U.S. Convergion, Inc. of $47,700 and $186,700 which have been included in loss from discontinued operations.

NOTE C - RESTRICTED CASH

In June 2004, the Onslow County Tax Office, North Carolina sought the garnishment of the Company's bank balance in the amount of $109,617 for outstanding property taxes owed by the Company's wholly-owned subsidiary, ecom. This liability and related restricted cash was settled during May 2005.

NOTE D - NOTES RECEIVABLE

The Company's sale of its call center operations on May 23, 2005 provided for the purchaser to issue the Company a promissory note of $971,000 (Note B). This note bears interest at 5% and is payable at the rate of $25,000 per month including interest. The note will be paid in full in 43 months and is secured by all the assets sold to the purchaser.

In May 2005, the Company made a $400,000 loan to one of its principal shareholders. This loan is due and payable in one year. The note is secured with a pledge of 990,010 shares of the Company's common stock and 262,238 of the Company's Series A Preferred stock. Repayment of this note will be from the sale proceeds from the common stock which is held as security for the loan. The borrower has agreed to, and executed appropriate documents, to provide the Company with control over the sale of a portion of these shares in the market to repay the $400,000 loan. The Company expects to receive the proceeds each month depending upon market conditions. The loan does not bear interest payable in cash, but shall accrue interest at the rate of 159,630 shares of the Company's common stock per $400,000 of principal per annum, subject to a maximum accrual of 159,630 shares regardless of the time of payment (the "In-Kind Prepaid Interest"). As of May 31, 2005, the shareholder remitted 159,630 shares of common stock to the Company, and the Company accounted for the 159,630 shares, valued at 239,445, as deferred interest income and will amortize the deferred interest over the terms of the note. A summary of notes receivable at May 31, 2005 and August 31, 2004 is as follows:

                                                                                        May 31, 2005   August 31, 2004
                                                                                        ------------   ---------------
  Note receivable from Customerlinx of North Carolina, Inc., with interest at 5%
  and requiring monthly payments of $25,000 including interest, secured by all
  the assets sold to Customerlinx of North Carolina, Inc.                               $    971,000

  Note receivable from related party due in one year, secured by common stock
  and Series A preferred stock                                                               400,000                --
                                                                                        ------------   ---------------
  Total                                                                                    1,371,000                --
                                                                                        ------------   ---------------
  Less: current portion                                                                     (657,293)               --
                                                                                        ------------   ---------------
                                                                                        $    713,707                --
                                                                                        ============   ===============


NOTE E - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at May 31, 2005 and August 31, 2004 are as follows:

                                                                                           May 31,      August 31,
                                                                                            2005           2004
                                                                                        ------------   ------------
Note payable in monthly installments of $33,333 including interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held by a major stockholder and personal guarantees by two stockholders. This note was
paid in full as of May 31, 2005                                                         $         --   $    501,134

Note payable in monthly installments of $1,919 including interest at 7.34% per annum; unsecured; maturity date is in May 2005. This note was
paid in full as of May 31, 2005                                                                   --         18,975

Note payable in monthly installments of $2,813 including interest at 6% per annum; unsecured; maturity date is in February 2005. This note was
paid in full as of May 31, 2005                                                                   --         19,180

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE E - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

(Continued)


                                                                                           May 31,      August 31,
                                                                                            2005           2004
                                                                                        ------------   ------------
Note payable to related party due in monthly principal installments $20,429 and
interest at 30 day LIBOR plus 2.75%; maturity date is May 2008(Note J)                     1,100,000             --

Note payable to bank in monthly installments of interest only at LIBOR daily floating rate plus 3.5%; maturity date is December 2004, personally guaranteed by Company shareholders. This note was assumed by one of the Company's
shareholders. (Note J)                                                                            --      1,250,000

Note payable on demand to a related party, interest payable at 6% per annum on
repayment date; unsecured. (see Note J)                                                           --        237,569

Note payable on demand to a related party, interest payable at 6% per annum on
repayment date; unsecured. (see Note J)                                                                     852,905

Note payable on demand to a related party, non-interest bearing; unsecured;
maturity date is in May 2004; the Company shall repay the note with Company common stock. The Company is currently in default under the terms of the note
agreement. (Note J)                                                                          120,000        120,000

Note payable; liabilities assumed pursuant to Assets Purchase Agreement with
Pliant ; interest payable at 12% per annum, interest due and principal due in
March 2004; unsecured. The Company is in default under the terms of the note
agreements.                                                                                    3,241         41,133
                                                                                        ------------   ------------
                                                                                                          3,040,896
Less: current portion                                                                       (368,389)    (3,040,896)
                                                                                        ------------   ------------
                                                                                        $    854,852   $         --
                                                                                        ============   ============

NOTE F - DUE FROM FACTOR

The Company's subsidiary, ecommerce support centers, inc., had an arrangement for a $2,000,000 factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables are bought at 96.25% of their face amount. The Company receives a rebate of 2.40% for invoices paid by customers between one to thirty days, and 2.36% for invoices paid by customers after thirty days reduced by .04% per additional day such invoice remains outstanding. The arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Net charge to the Company is 1.35% of the invoices paid by customers between one to thirty days, and 1.39% after thirty days, increased by .04% per additional day such invoice remains outstanding. In connection with this agreement, the Company is required to maintain certain financial covenants. The Company terminated the agreement with the factor effective May 31, 2005 in conjunction with the sale of the call center assets. This termination provided for payoff of the factor through receipt of accounts receivable; the debt was fully satisfied by June 30, 2005. At May 31, 2005 and August 31, 2004 respectively, balance due from factor (included in accounts receivable) was as follows:

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE F - DUE FROM FACTOR (CONTINUED)

                                                 May 31,      August 31,
                                                  2005          2004
                                              -----------    -----------
Accounts Receivable - Factored                $   144,855    $   604,488
Less: Advance from Factor                        (115,884)      (483,590)
                                              -----------    -----------
Net Due from Factor                           $    28,971    $   120,898
                                              ===========    ===========

NOTE  G -  CONVERTIBLE NOTES PAYABLE

The Company began offering a 6.4% convertible note ("Convertible Note") in April 2005 with an aggregate face value of $6,250,000 and a maturity of May 2007. The Convertible Note is offered with a 20% discount, resulting in net proceeds before commissions of $5,000,000 to the Company when fully subscribed. The Convertible Note was initially offered only to holders of the Company's Series A Preferred Stock. Attached to the Convertible Notes are warrants to purchase 3,125,000 shares of the Company's common stock at an exercise price of $1.00 per share and a term which expires in June 2010. The Convertible Notes provide for conversion of the face amount of the notes into the Company's common stock at $1.3325 per share and they provide for interest to be paid quarterly. The repayment of the Convertible Notes is secured by a first priority security interest in the Company's intellectual property granted pursuant to a security agreement to be entered into by the Company. Upon the payment or conversion of $5,000,000 of the total Principal Amount of the Notes, the XML patents owned by Scientigo will be released from such security interest.

As of May 31, 2005, the Company sold Convertible Notes with a face value of $4,160,625 and received net proceeds of $3,328,500 before commissions of $166,425. Commissions and capitalized financing costs were amortized over the maturity period (twenty five months) of the convertible notes. The entire amount of the original issue discount of $832,125 has been expensed in interest expense during the three month period ending May 31, 2005.

A summary of convertible notes payable at May 31, 2005 and August 31, 2004 is as follows:

                                                                                        May 31, 2005   August 31, 2004
                                                                                        ------------   ---------------
  Convertible notes payable; 6.4% per annum; payable quarterly due May 2007;
  noteholders have the option to convert unpaid note principal into the
  Company's common stock at $1.3325 per share. The noteholders are secured by a first priority security interest in the Company's intellectual property
                                                                                        $  4,160,625                --
  Debt Discount - beneficial conversion feature, net of accumulated amortization of $95,544 and $0 at May 31, 2005 and August 31, 2004, respectively.
                                                                                          (2,293,059)               --
  Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $55,889 and $0 at May 31, 2005 and August 31,
  2004, respectively.                                                                     (1,341,345)               --
                                                                                        ------------   ---------------
  Total                                                                                      526,221                --
  Less: current portion                                                                           --                --
                                                                                        ------------   ---------------
                                                                                        $    526,221                --
                                                                                        ============   ===============

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $2,388,603 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (twenty five months) as interest expense.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $1,397,234 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.03%, a dividend yield of 0%, and volatility of 102%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (twenty five months) as interest expense.

The Company amortized the Convertible Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $151,433 and $0 for the period ended May 31, 2005 and 2004, respectively.

NOTE H - CAPITAL STOCK

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

In December 2003, the Company's Board of Directors designated 2,251,407 and in September 2004, November 2004 and April 2005, they designated an additional 3,377,111 shares bringing the total to 5,628,518 shares of Series A Convertible Preferred Stock, par value $.001 per share and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share. Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference with is senior to the Company's Common Stock. The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock.

As of May 31, 2005, the Company has 6,916,385 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 5,557,005 shares of Series A Convertible Preferred Stock issued and outstanding. As of August 31, 2004, the Company had 13,391,693 shares of common stock, 350,000 shares of Series B Convertible Preferred Stock and 2,251,407 shares of Series A Convertible Preferred Stock issued and outstanding.

During the nine-month period ended May 31, 2005, the Company issued an aggregate of 3,305,598 shares of Series A Preferred Stock and received $3,018,143 of net proceeds and exchanged for shareholder debt of $1,051,218. These proceeds from issuance of Series A Preferred Stock are subject to 10% cash commissions and certain offering costs. As of May 31, 2005, the Company had accrued cumulative preferred stock dividends and charged to retained deficit in the amount of $444,282.

During the nine-month period ended May 31, 2005, the Company issued an aggregate of 159,064 shares of common stock to employees and consultants in exchange for services rendered. The shares issued to employees and consultants were valued at approximately $1.20 to $1.85 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $218,416 were charged to discontinued operations during the nine month period ended May 31, 2005.

Additionally, the Company issued an aggregate of 205,970 shares of its common stock to consultants during the nine month period ended May 31, 2005 upon the exercise of stock options at $0.01 per share. The Company received $2,059 of proceeds, net of costs and fees (Note G). The Company valued the stock options at the fair value of its common shares at the date the options were granted and compensation costs were charged to operations in prior period at the time the options were granted.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE H - CAPITAL STOCK (CONTINUED)

In connection with the Settlement Agreement and Mutual Release the Company entered into in August 2004 with the Company's former CEO and Board of Directors member ("Former CEO"), the Former CEO returned to the Company 800,000 shares of common stock during the nine month period ended May 31, 2005, and such shares were canceled. In April 2005, the escrow agent handling the November 2004 agreement between the Company and its two largest shareholders notified the Company that one of the shareholders had tendered 2,940,370 of the Company's common shares as called for in the agreement. The remaining shareholder, per the agreement, had until April 30, 2005 to tender his shares to the escrow agent. During April and May 2005, the Company and the remaining shareholder negotiated an agreement that was consummated on May 31, 2005. This agreement provided for the shareholder to tender additional 159,630 shares of the Company's common stock in exchange for a loan of $400,000 (Note D). This new agreement effectively resulted in the successful completion of the escrow agreement and the additional 159,630 shares tendered to the Company have been accounted for as deferred interest income in the accompanying May 31, 2005 financial statements.

NOTE I - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at May 31, 2005, after giving effect to 1:10 reverse split in common stock in February 2003:


                       Options Outstanding                                  Options Exercisable
                                         Weighted Average
                    Number         Contractual Life                   Number           Weighted Average
Exercise Price      Outstanding    (Years)        Exercise Price   Exercisable        Exercise Price
--------------      -----------    -------        --------------   -----------        --------------
$ .01- $3.16         5,777,424        4.83         $       2.05     1,629,925          $      1.78
                    ----------     -------         ------------     ---------          -----------
                     5,777,424        4.83         $       2.05     1,629,925          $      1.78
                    ==========     =======         ============     =========          ===========


Transactions involving the Company's options issuance are summarized as follows:

                                           Number            Weighted Average
                                          of shares          Exercise Price
                                          ---------          --------------
Outstanding at August 31, 2003               302,210         $   5.22
                                          ==========         ========
Granted                                      844,092             1.30
Exercised                                    (67,500)            0.01
Cancelled or expired                         (12,875)           17.06
                                          ----------         --------
Outstanding at August 31, 2004             1,065,927            $2.06
                                          ==========         ========
Granted                                    5,205,000             2.03
Exercised                                   (235,966)            0.01
Cancelled or expired                        (257,537)            4.46
                                          ----------         --------
Outstanding at May 31, 2005                5,777,424         $   2.05
                                          ==========         ========

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to employees, consultants and shareholders at May 31, 2005 after giving effect to 1:10 reverse split in common stock in February 2003.


                      Warrants Outstanding                                                       Warrants Exercisable
                                         Weighted Average
                       Number            Contractual Life    Weighted Average   Number              Weighted Average
Exercise Prices:       Outstanding        (Years)             Exercise Price    Exercisable         Exercise Price
----------------       -----------        -------             --------------    -----------         --------------
$   0.90- $7.81        5,486,848             4.03             $   1.51          5,486,848           $   1.51
$ 11.06- $17.50           93,586             1.51             $  12.17             93,586           $  12.17
                       ---------          -------             --------          ---------           --------
                       5,580,434             3.97             $   1.69          5,580,434           $   1.69
                       =========          =======             =========         =========           ========


Transactions involving the Company's warrants issuance are summarized as follows:

                                          Number              Weighted Average
                                          of shares           Exercise Price
                                          ---------           --------------
Outstanding at August 31, 2003             4,135,176          $         3.43
                                          ==========          ==============
Granted                                      692,452                    1.94
Exercised                                         --                      --
Cancelled or expired                         (80,631)                  22.54
                                          ----------          --------------
Outstanding at August 31, 2004             4,746,997          $         3.06
                                          ==========          ==============
Granted                                    3,732,307                    1.02
Exercised                                        --                       --
Cancelled or expired                      (2,898,870)                   2.99
                                          ----------          --------------
Outstanding at May 31, 2005                5,580,434         $         1.69
                                          ==========          ==============


The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the period ended May 31, 2005 and 2004, respectively and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                 May 31, 2005       August 31, 2004
                                              -----------------    -----------------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                     2.30%                1.01%
Expected stock price volatility                             82%                  80%
Expected dividend payout                                    --                   --
Expected option life-years (a)                     4.0 to 10.0           3.0 to 4.0


(a) The expected option/warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(4,896,858) and $(0.39), respectively, for the period ended May 31, 2005, and $(7,103,697) and $(0.53), respectively, for the period ended May 31, 2004 (Note
A).

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

The estimated value of the options and warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the stock options to consultants was $19,787 during the period ended May 31, 2004. The amount of the expense charged to operations in connection with granting warrants in exchange for financing costs for the issuance of Series A Preferred Stock amounted $413,200 during the period ended May 31, 2004. In February 2004, the Company also granted an aggregate of 84,092 options in exchange for $167,500 of previously incurred debt. Additionally, included in the total numbers of stock options outstanding at May 31, 2004 were 144,092 stock options the Company granted to consultants in exchange for services rendered, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted. Compensation costs of $229,600 were charged to operations during the period ended May 31, 2004. As of May 31, 2004, the Company received $68 of proceeds for 67,500 stock options exercised

The Company granted 274,455 compensatory warrants to consultants in December 2004. The amount of the expense charged to operations in connection with granting warrants to consultants was $28,955 during the period ended February 28, 2005. In May 2005, the Company and the consultant mutually agreed to cancel these warrants. The Company has reversed compensation expense charged to operations in connection with the issuance of these warrants in the quarter ended May 31, 2005. Additionally, the Company granted 100,000 stock options to a consultant in October 2004, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted and $139,000 of compensation expense was charged to discontinued operations during the period ended May 31, 2005. The Company granted 25,000 stock options to a consultant in May 2005, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted and $38,750 of compensation expense was charged to operations during the period ended May 31, 2005. The Company also granted 1,666 stock options to Board of advisors, compensation expense of $2,117 was charged to operations during the period ended May 31, 2005. The Company granted 25,000 compensatory stock options to a consultant in exchange for services rendered, compensation expense of $23,153 was charged to operations during the period ended May 31, 2005. During the period ended May 31, 2005, the Company received $1,223 of proceeds for 122,333 stock options exercised (Note F). In May 2005, the Company issued an aggregate of 2,080,313 warrants in connection with issuance of its convertible notes (Note G).

NOTE J - RELATED PARTY TRANSACTIONS

During the nine months and three month periods ended May 31, 2005, the Company recognized $151,616 and $38,715 of sales in connection with services provided Cheapseats, Inc. During the nine months and three month periods ended May 31, 2005, the Company recognized $1,015,006 and $426,552 of sales in connection with services provided Cheapseats, Inc., J&C Nationwide, Inc. and Gibralter Publishing, Inc. and/or its successor entities. Gibralter Publishing, Inc., Cheapseats, Inc. and J&C Nationwide, Inc. are owned by individuals who were Company officers, directors and significant shareholders. Due to the discontinued operations treatment of the call center revenues, these amounts are included in the loss from discontinued operations in the Statements of Operations. At May 31, 2005, the accounts receivable- related parties includes $428,747 due relating to these revenues.

During the nine month period ended May 31, 2005, the Company's President and its CFO advanced a total of $75,000 in the form of unsecured notes to the Company for working capital purposes. As of May 31, 2005, the balance on these notes was $0. A Company shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of May 31, 2005, the amount due to the shareholder is $120,000 (Note D). The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. Operating advances from the Company's two primary shareholders had been made to the Company at various times since February 2003, and then in December 2004 one of these shareholders assumed $1,250,000 of the Company's bank debt which has been reflected as $1,100,000 in notes due to related parties (Note E) and $1,250,000 in notes payable (Note E) at May 31, 2005 and August 31, 2004, respectively. During the three months ended May 31, 2005, the Company entered into a loan agreement relating to this $1,100,000 loan that provides for interest at 30 day LIBOR plus 2.75% and monthly principal payments of $20,429 through May 2008.

During the three months ended May 31, 2005, the Company and the two primary shareholders completed a series of transactions related to the November 2004 escrow agreement. In summary, these transactions included:

      1) the contribution of 5,880,740 shares of common stock to the Company (Note H) and
      2) issuance of 788,906 shares of Series A Preferred Stock in exchange for $1,051,218 of shareholder debt, net of accounts receivable from Cheapseats, Inc. and J&C Nationwide, Inc. of $428,747;

In order to facilitate the proper execution of the escrow agreement, the Company provided one of its principal shareholders with a $400,000 secured loan (Note D) with a one year term and monthly payments. The loan is secured with 990,010 shares of the Company's common stock and 262,238 of the Company's Series A Preferred stock. Principal payments are based upon the Company's sale, in the open market, of the shareholder's common stock that secures this loan.

NOTE K - IMPAIRMENT OF GOODWILL

As a result of the Company's evaluation of the goodwill related to its U.S Convergion, Inc. acquisition and related circumstances, Company management during 2004, determined that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at February 29, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $4,062,003 relating to the Company's U.S. Convergion, Inc. subsidiary, net of tax, or $0.30 per share during the nine months ended May 31, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0.

                              MARKET CENTRAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                    UNAUDITED

NOTE L - OTHER INCOME

During the nine months ended May 31, 2005 other income (expense) totals $223,822 which includes primarily other income of $235,661 recognized during the first six months of fiscal 2005 relating to the Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to.

NOTE M - COMMITMENTS AND CONTINGENCIES

LITIGATION

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case") was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of its assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter was ruled on and accepted in U.S. District Court for the Eastern District of North Carolina during the three months ended May 31, 2005. The Company was also placed on probation for one year.

NOTE N - SUBSEQUENT EVENTS

The Company has made a formal exchange offer to exchange (a) one (1) Preferred Stock Warrant to purchase one (1) share of Common Stock and one (1) share of Common Stock, for (b) each share of Series A Preferred Stock surrendered to the Company by such Series A Holder for cancellation (the "Exchange Offer"). If such Exchange Offer is accepted by the Series A Holder, any accrued but unpaid dividends will be paid through the issuance of Series A Preferred Stock and added to the number of shares exchanged for Common Stock. Such Preferred Stock Warrants will be exercisable at $.85 per share and will have a term ending June 30, 2007. The Exchange Offer, which will be offered to holders of record of the Series A Preferred Stock as of April 29, 2005, shall remain available no longer than Midnight, New York City time on August 4, 2005, subject to the right of the Company to extend such time period. As of May 31, 2005, the Company has received approximately $175,000 of proceeds in connection with the exercise of Preferred Stock Warrants to be issued in the exchange offer. However, the Company has informed the Series A Holder that the terms of the exchange offer will be modified and has accounted for the money received as liabilities due to Series A Holder at May 31, 2005.

Subsequent to May 31, 2005, the Company has sold approximately an additional $1,000,000 of its 6.4% Convertible Notes.

In June 2005, the Company entered into a long term lease for office space in Charlotte, NC. The lease provides for minimum commitment of approximately $6,800 per month for a term of 63 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Market Central, Inc. (formerly Paladyne Corp.) (the "Company") has three wholly owned subsidiaries, Tigo Software, Inc., ecommerce support centers, inc.("ecom") and Convey Systems International, Inc.. The ecom subsidiary's activities have been reflected as discontinued operations in the accompanying financial statements. Convey Systems International, Inc. is inactive at this time.

The Company's on-going operations are conducted within Market Central, Inc. Market Central, Inc. will be changing its name, with appropriate shareholder approval to Scientigo, Inc. This change is expected to be effective in August 2005. The Company is now primarily focused in intelligent Business Process Automation technologies, specializing in developing and licensing intellectual property to partners whose products and services complement our technologies for the benefit of clients. These customizable solutions enable organizations to convert data from a processing and storage burden into a competitive advantage, whether structured, semi-structured, or unstructured, whether it is in paper or digital form, and regardless of volume. The Company's believes its technology provides next generation artificial intelligence and collaboration capabilities today. In addition, the Company provides customer support and professional services to support its products. Scientigo product strategy is to focus on developing and licensing technologies from its valuable intellectual property portfolio.

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

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2005 TO THE THREE MONTHS ENDED MAY 31, 2004

As discussed in Note B to the financial statements, the statements of operations for three months ended May 31, 2005 and 2004, respectively reflect the reclassification of the Company's call center operating results into one line item, discontinued operations, and in the 2004 accounts the reclassification of the operations of U.S. Convergion, Inc. is also treated the same way. Accordingly, all amounts remaining in the various line items on the statements of operations reflect the ongoing activities of the Company which relate to the Company's software products and intellectual property assets.

Revenues from continuing operations for the three months ended May 31, 2005 and 2004, respectively were $4,893 and $9,686, respectively. These sales relate to the Company's software products and the related sales of certain preliminary licenses and "proof of concept" work for clients. Increases or decreases from the prior period are not meaningful at this level of activity. Cost of sales for this level of activity is not significant or particularly meaningful due to the lack of traditional direct costs. The Company's new focus to exploit its intellectual property and related software products began within the last nine months with sales as of May 31, 2005 being minimal.

Operating expenses were $1,028,964 and $1,052,102 during the three month periods ended May 31, 2005 and 2004, respectively. The decrease in operating expenses from 2004 to 2005 is $23,138, and relates to a net increase in expenses in 2005 related to salaries, legal and other costs associated with the Company's shifting focus from call center oriented business to software and related intellectual property which was more than offset by the non-recurring charge in 2004 of $400,000 related to the Company's settlement of a lawsuit.. The growth in salaries is a result of the Company's recruitment of management and marketing personnel needed to exploit its market opportunity. Depreciation and amortization were $18,615 and $12,212 for the three month periods ended May 31, 2005 and 2004, respectively. This expense includes $8,110 of amortization expenses related to the Company's patent portfolio during both periods shown.

Interest expense increased significantly from $158,852 to $1,091,054 during the three months ended May 31, 2005 as compared to the three months ended May 31, 2004. This increase of $932,202 is attributable to the Company's 6.4% Convertible Notes. These notes were sold at a 20% discount from face value, which due to the terms permitting the holders to convert these notes into common stock immediately, results in the entire discount of $832,125 for sales through May 31, 2005 being expensed as interest expense. In addition, the conversion price stipulated in the notes results in a discount due to beneficial conversion of $151,433 being expensed in the three months ended May 31, 2005. Interest expense of $15,216 was accrued at May 31, 2005 to be paid to the holders of these notes

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2005 TO THE NINE MONTHS ENDED MAY 31, 2004

As discussed in Note B to the financial statements, the statements of operations for nine months ended May 31, 2005 and 2004, respectively reflect the reclassification of the Company's call center operating results into one line item, discontinued operations, and in the 2004 accounts the reclassification of the operations of U.S. Convergion, Inc. is also treated the same way. Accordingly, all amounts remaining in the various line items on the statements of operations reflect the ongoing activities of the Company which relate to the Company's software products and intellectual property assets.

Revenues from continuing operations for the nine months ended May 31, 2005 and 2004, respectively were $11,677 and $21,268, respectively. These sales relate to the Company's software products and the related sales of certain preliminary licenses and "proof of concept" work for clients. Increases or decreases from the prior period are not meaningful at this level of activity. Cost of sales for this level of activity is not significant or particularly meaningful due to the lack of traditional direct costs. The Company's new focus to exploit its intellectual property and related software products began within the last nine months with sales as of May 31, 2005 being minimal.

Operating expenses (excluding depreciation and amortization), which in the 2004 period included the $4,062,003 impairment charge, were $2,424,898 and $6,118,166 during the nine month periods ended May 31, 2005 and 2004, respectively. The 2004 period amount is $2,056,163 when the impairment charge is excluded from the amount. The increase in operating expenses from 2004 to 2005 is $368,735 excluding the impairment charge and consists of increased payroll and consultant costs together with a growth in legal and professional fees relating to the Company's transition from a call center dominated company to a technology based enterprise. During the nine month periods ended May 31, 2005 and 2004, respectively, the increase in Operating expenses is also the result of the shift of general and administrative personnel and costs related to the on-going operations of the Company being effected during the first few months of the 2005 period while in 2004, these items were generally focused on the call center operations and have been reclassified into discontinued operations. The growth in salaries is a result of the Company's recruitment of management and marketing personnel needed to exploit its market opportunity. Depreciation and amortization were $41,579 and $36,636 for the nine month periods ended May 31, 2005 and 2004, respectively. This expense includes $24,330 of amortization expenses related to the Company's patent portfolio during both periods shown.

Other income of $223,822 recognized during the nine months ended May 31, 2005 is due to the Company's settlement of vendor obligations for amounts less than originally agreed to which totaled approximately $235,000. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to. Other expenses of approximately $12,000 are netted against this other income.

Interest expense increased significantly from $288,604 to $1,193,145 during the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004. This increase of $904,541 is attributable to the Company's 6.4% Convertible Notes. These notes were sold at a 20% discount from face value, which due to the terms permitting the holders to convert these notes into common stock immediately, results in the entire discount of $832,125 for sales through May 31, 2005 being expensed as interest expense. In addition, the conversion price stipulated in the notes results in a discount due to beneficial conversion of $151,433 being expensed in the three months ended May 31, 2005. Interest expense of $15,216 was accrued at May 31, 2005 to be paid to the holders of these notes

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow but with the sale of the 6.4% Convertible Notes cash resources on hand along with the remaining unsold Convertible Notes should be sufficient for its long term needs. During the three months ended May 31, 2005, the Company has reduced vendor payables and other obligations that were in arrears and in default. Sale of Series A preferred stock and sale of 6.4% Convertible Notes since February 2005 has resulted in approximately $4,180,000 in capital for the Company during the three months ended May 31, 2005. These Note sales have been the primary source of capital for the Company and approximately $1,700,000 remains to be sold, at May 31, 2005, unless additional notes are authorized by the Board of Directors. The Company's decision to sell its call center operations will result in improved cash flows but the Company must, and is continuing to pursue other capital sources to enable it to grow and enhance its operations going forward.

Subsequent to May 31, 2005, approximately an additional $1,000,000 of such Notes has been sold.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs, funding of accounts receivable and capital expenditures. The Company's redirection to a technology enterprise that includes both software products and licensing of intellectual property will dramatically alter all phases of the Company's operations and cash flow issues. Cash used in operating activities was $3,165,184 for the nine months ended May 31, 2005. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $46,130 in computers and furniture during this period. The Company met its cash requirements during the nine months ended May 31, 2005 mainly through the receipt of $3,018,143 in net proceeds from its sale of its Series A Preferred Stock, and $3,162,075 in net proceeds from its 6.4% Convertible Notes, While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet unforeseen future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be dilutive to existing shareholders.

The Company's independent certified public accountants have stated in their report included in the Company's August 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others raised substantial doubt about the Company's ability to continue as a going concern at that time.

Since August 31, 2004, the Company has raised substantial capital and has substantially mitigated these doubts.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of May 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, (Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

(b) Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gibralter Publishing, Inc. and Market Central, Inc., ("Tweddle Case") was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against Market Central, Inc. alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when Market Central, Inc. sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of its assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter was ruled on and accepted in U.S. District Court for the Eastern District of North Carolina during the three months ended May 31, 2005. The Company was also placed on probation for one year.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) From December 1, 2004, through May 31, 2005, the Company issued 1,062,855 shares of Series A Preferred Stock at $1.3325 per share. Each share of Preferred Stock is convertible into one (1) share of the Company's Common Stock. The Company paid a commission of 7% on all shares issued and issued one warrant to purchase one share of Common Stock at $1.3325 per share for each seven shares of Series A Preferred Stock sold. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they were sold only to accredited investors and not more than 35 nonaccredited investors. From April 30, 2005 through May 31, 2005, the Company issued $4,160,625 principal amount of its 6.4% Convertible Notes ("Notes") and 2,080,313 warrants to purchase Company Common Stock at $1.00 per share with a term ending June 2010. The Notes were sold at a 20% discount, are convertible into shares of Common Stock at $1.3325 Principal Amount per share, and are secured by the Company's intellectual property.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended May 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                           ISSUER PURCHASES OF EQUITY SECURITIES
                       (a)                (b)                    (c)                               (d)
                 Total Number of     Average Price    Total Number of Shares (or      Maximum Number (or Approximate
                Shares (or Units)   Paid per Share   Units) Purchased as Part of    Dollar Value) of Shares (or Units)
Period              Purchased)         (or Unit)     Publicly Announced Plans or   that May Yet Be Purchased Under the
                                                             Programs (1)                 Plans or Programs (1)
03/01/05-03/31/05       0                 $0                      0                                 0

04/01/05-04/30/05       0                 $0                      0                                 0

05/01/05-05/31/05       0                 $0                      0                                 0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

10.1 Asset Purchase Agreement dated May 23, 2005, between Customerlinx of North Carolina, E-Commerce Support Centers, Inc. and Market Central, Inc. (previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2005).

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

                                                      MARKET CENTRAL, INC.


Date: July 20, 2005                                   By /s/ Doyal G. Bryant
                                                         -----------------------
                                                         Doyal G. Bryant
                                                         President


Date: July 20, 2005                                   By /s/ Clifford Clark
                                                         -----------------------
                                                         Clifford Clark
                                                         Chief Financial Officer