Form 10KSB
period 2005-08-31
MARKET CENTRAL INC
filed 2005-11-10
CIK 1043933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB
(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended August 31, 2005
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22969

MARKET CENTRAL, INC.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3562953 (IRS Employer Identification No.)

6701 Carmel Road Suite 205 Charlotte, NC 28266 (Address of principal executive offices) (zip code)

Issuer’s telephone number:	(704) 837-0500

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the issuer’s revenue for its most recent fiscal year: $32,277

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of October 17, 2005. $10,849,294

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 17, 2005
Common Stock, par value $.001 per share	13,884,071

Documents Incorporated by Reference: None
Transitional Small business Disclosure Format. Yes ☐ No ☒

MARKET CENTRAL, INC.

FORM 10-KSB

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in this report and include, among others, the following:

•
Our ability to successfully license, sell or otherwise transfer for value of our intelligent Business Process Automation technologies including the licensing of intellectual property to partners whose products and services complement our technologies for the benefit of clients.

•	Our ability to raise sufficient capital to carry out our strategic business plan.

•	Increased competition in our markets.

•	The greater financial resources of competitors.

•	Anticipated future losses.

•	Our debt level.

•	Our ability to manage anticipated growth and rapid expansion.

•	Changes or advances in technology.

•	General economic and business conditions.

•	Other factors and risks discussed herein and in our other filings with the Commission.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Market Central, Inc., dba Scientigo, Inc. a Delaware corporation (the "Company") is a knowledge management company specializing in solutions that are designed to enable businesses to efficiently store, categorize and retrieve information with state of the art speed and precision. We believe our products are advanced in the market in the areas of information capture, storage and retrieval. We have numerous elemental patents issued and pending in the field of Enterprise Content Management with a revolutionary artificial intelligence we call Business Process Automation.

In addition to these elemental patents, we own patents and patent-pending technologies that together comprise a suite of solutions that include software for next-generation search, intelligent document recognition, data capture, cleansing, mining, and integration. We have two subsidiaries, Convey Systems International, Inc. and Tigo Search, Inc. Each of these subsidiaries is effectively inactive.

HISTORY

Market Central, Inc. (f/k/a Paladyne Corp) is the surviving company from a March 1999 merger with Synaptx Worldwide, Inc., a Utah corporation.

In February 2001, through a wholly-owned subsidiary, we merged (the “Merger”) with E-Commerce Support Centers, Inc., ("E-Commerce"), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2000, as amended (collectively, the “Merger Agreement”). Upon the Merger, E-Commerce became our wholly-owned subsidiary.

In February 2003, at a special meeting of the stockholders, our stockholders approved the following items: 1) a change in the name of the Company from Paladyne Corp. to Market Central, Inc., 2) a one-for-ten reverse split of the Company’s common stock and 3) the sale of an aggregate of 8,880,740 post-split shares of common stock to three buyers. This resulted in a change in control of the Company to these three buyers. In connection with this transaction, we converted all classes of our Preferred Stock to our Common Stock.

In April 2003, we consummated the acquisition of U.S. Convergion, Inc. (“Convergion”) pursuant to a Stock Purchase Agreement dated April 3, 2003 entered into by and among us and each of the six shareholders of Convergion. We acquired all of the outstanding capital stock of Convergion in exchange for the issuance of 374,630 restricted shares of our Common Stock and assumption of certain liabilities. We also acquired effective July 31, 2003, substantially all the assets of Pliant Technologies, Inc. in exchange for the issuance of 228,351 restricted shares of our Common Stock and a warrant to purchase an additional 182,681 shares of our Common Stock and assumption of certain liabilities.

In May 2004, we disposed of the U.S. Convergion, Inc. subsidiary by selling the capital stock of Convergion that had been acquired in April 2003. This sale, to Sylvia Holdings, Inc., a New York based corporation, included costs associated with the sale that exceeded any proceeds from the sale. We wrote off approximately $4 million in goodwill, related to the Convergion acquisition, in the second quarter of fiscal 2004 which coincided our decision to divest ourselves of Convergion; during the third quarter of fiscal 2003 the sale to Sylvia Holdings, Inc. was recorded which resulted in a gain of approximately $2.7 million. If the goodwill write off and sale had occurred in the same quarter our financial statements would have reflected a $1.3 million loss on the sale of U.S. Convergion, Inc.

In April 2004, we signed a letter of intent to acquire the assets of Convey Systems, Inc. a wholly owned subsidiary of The TAG Group, Inc. Our CEO is a shareholder of the The Tag Group, Inc.; he has agreed to forfeit the shares entitled him to pursuant to the acquisition that represent his ownership interest in The TAG Group, Inc. The letter of intent provides for us to issue approximately 1,180,488 shares of our Common Stock to The TAG Group, Inc. and/or its creditors for the assets which include cash, accounts receivable and certain proprietary products in the areas of web conferencing and collaboration and web-based PC support tools. The TAG Group, Inc., Convey Systems, Inc. and we have executed an agreement whereby we are providing day-to-day management and working capital for Convey Systems, Inc. We will receive the net proceeds from sales of Convey products from April 15, 2004 through closing. All net working capital advances made by us will reduce the shares issued in the final purchase transaction. This transaction is now expected to be completed in late 2005. Audit issues and stockholder notification requirements at The TAG Group, Inc. resulted in the delays.

In November 2004, we were notified by our two primary shareholders that they were returning, to our treasury, approximately 5,800,000 shares of our Common Stock, which was approximately 45% of the total common shares outstanding at that time. The notification also provided that they, Glen Hammer and Will Goldstein, were resigning from our Board of Directors and would return to us, for cancellation, a warrant to purchase approximately 2,333,000 shares of our common stock. In addition, these shareholders were converting a net of approximately $1,050,000 in current debt owed them by us into our Series A Preferred Stock. This amount was net of approximately $428,000 of amounts owed to us by companies controlled by one of these shareholders.

In May 2005, E-Commerce Support Centers, Inc., ("E-Commerce") our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Customerlinx of North Carolina, Inc., ("Customerlinx NC"), a wholly-owned subsidiary of Customerlinx Corp. ("Customerlinx"), pursuant to which Customerlinx NC agreed to purchase substantially all of the assets of E-Commerce. The purchase price for the assets was the sum of $1,100,000, and the assumption of $85,234 of net liabilities of E-Commerce (the "Liabilities"). E-Commerce owed Customerlinx the sum of $129,000 in management fees pursuant to a management agreement which was paid with a reduction in the selling price and related promissory note (the "Note") to E-Commerce to $971,000, The Note has a maturity date of 39 months, pays simple interest at five percent (5%), and is secured by certain assets of Customerlinx NC. In the event that Customerlinx NC has not pre-paid the Note in full by May 31, 2006, then Customerlinx NC shall also pay to E-Commerce on or before July 31, 2006 an amount equal to (I) 0.75 multiplied by (II) the amount by which (A) the net income (which calculation shall only include expenses directly attributable to Customerlinx NC's operation of the business in North Carolina and allocable corporate expenses) that Customerlinx NC generates from its operation of the business in North Carolina during the 12 months ending May 31, 2006 (i.e., the period commencing June 1, 2005 and ending May 31, 2006) exceeds (B) the greater of (i) zero or (ii) the net income or loss generated from the operation of the business in North Carolina by E-Commerce and Customerlinx NC in the calendar year ending December 31, 2005. On August 31, 2005, we entered into an agreement to sell all of the outstanding capital stock of E-Commerce to Lion Development Group II, Inc. (the "Agreement"). The transaction was closed on August 31, 2005. The purchase price for the assets was the sum of $1,000, and the assumption of all liabilities of E-Commerce. Additionally, we and the purchaser agreed that on or before one year from the date of the closing, we would in good faith complete a reconciliation of claims against E-Commerce and the payment of such claims in order to compute the deferred portion of the purchase price. Such deferred purchase amount is 70% of the amount by which the cash received from a note owned by E-Commerce and the remaining balance of such note exceeds liabilities paid or agreed to be paid from the proceeds of the note. Such amount is due to us either in the form of cash or assignment of a portion of such note. At closing, the note had a principal balance of $929,004 and is payable over a remaining term of 40 months together with simple interest at an annual rate of five percent (5%), and is secured by certain assets of the obligor.

PRODUCTS AND SERVICES

Our current products and services originate from the acquisition of the assets of Pliant Technologies in July 2003. Pliant’s patents and related intellectual property, which we acquired, provided us with a platform to build what we believe is a very powerful suite of software for certain significant market opportunities, generally considered the Enterprise Content Management (ECM) markets by current definitions. We hold multiple patents and patent-pending technologies used to develop a suite of products that we believe provide solutions to the chaos created by the enormous quantities of information available electronically today. Our software includes next generation ECM capabilities. ECM includes intelligent search for the Web and the Enterprise, document classification, and intelligent document recognition. We believe our suite of products offers solutions and products for both Enterprise and Web Search, including the process of identifying and enabling specific content across the web or enterprise to be indexed, searched, and displayed to users. Document classification allows us to search documents for specific content which is we feel particularly useful in the litigation and compliance space. Intelligent document recognition (“IDR”) allows us to determine document type, extract data from documents, validate that data against other sets of data, or classify certain data contained in the document.

Our intellectual property currently includes five patents representing revenue opportunity via product and OEM licensing. To the extent that others are violating any protected rights under these patents, we intend to vigorously pursue our rights. The company has invested significant capital in the continued development of the Intellectual Property portfolio and has retained top specialists to leverage the company’s IP asset in sale or licensing opportunities.

Summary data on the four patents is as follows:

Patent No. Docket No	Issue Date	Expiration Date	Title/Abstract
5,842,213 002-US-002	11/24/1998	11/23/2015
Method for Modeling, Storing, and Transferring Data in Neutral Form/ The present invention simplifies the data modeling process and enables its full dynamic versioning by employing a non-hierarchical, non-integrated structure to the organization of information. This is achieved by expressing data modeling, storage and transfer in a particular non-hierarchical, non-integrated neutral form. The neutral form of the present invention enables complete parallel processing of both data storage and data transfer operations. It also enables the direct integration of separate but related data models and their data without remodeling or reloading. Finally, the present invention enables direct transfer of neutral form information in a manner that includes all of the properties required to independently understand and interpret each transferred data value.

6,393,426 002-US-003	5/21/2002	11/23/2015	Method for Modeling, Storing, and Transferring Data in Neutral Form/Continuation In Part (CIP) of above

6,516,320 002-US-004	2/4/2003	2/3/2020
Tiered Hashing for Data Access/ A memory for access by a program being executed by a programmable control device includes a data access structure stored in the memory, the data access structure including a first and a second index structure (each having a plurality of entries) together forming a tiered index. At least one entry in the first structure indicates an entry in the second structure. The number of entries in the second structure being dynamically changeable. A method for building a tiered index structure includes building a first- level index structure having a predetermined number of entries, building a second-level index structure having a dynamic number of entries, and establishing a link between an entry in the first-level index structure and an entry in the second-level index structure.

6,370,534 002-US-005	4/9/2002	4/8/2019
Blocking Techniques for Data Storage/ Methods to store a first data structure having zero or more fixed-length data items and a reference to a second data structure are described. The second data structure having a variable-length data item (indicated by the reference) may also be stored in the memory. In addition, methods to validate and repair a pointer element having a file identification portion and a file offset portion are described. The methods include determining if the file identification portion indicates an allocated file and indicating an invalid pointer condition if the file identification portion indicates an unallocated file, else determining if the file offset portion indicates an allocated block in the allocated file, and indicating an invalid pointer condition if the file offset portion indicates an unallocated block. The described methods may be stored in any media that is readable and executable by a programmable control device.

We have also continued the marketing of the Convey products that are part of the acquisition that we expect to be completed in late 2005.

Our ECM solutions include a suite of software products and services designed to solve some of the most common and costly problems organizations face today. Our products are marketed under the Scientigo™ and Tigo™ names, which are trademark protected by the Company. These solutions include products for:

•Intelligent Document Recognition for paper-to-digital conversion and information extraction (IDR)

•Intelligent Classification and Search for enterprise and web content management

Each of these solutions utilizes artificial intelligence derived from elements of our patented technology platform and consequently we believe has significant advantages over solutions that do not have the benefit of these patents. The highlights of our product offerings include:

ARTIFICIAL INTELLIGENCE HIGHLIGHTS

•Neutral Form: Artificial Intelligence translator converts to a universal format

•Zero Latency Index: Single index for all forms of structured and unstructured data that grows automatically and incrementally, never requiring reorganization

•Minimal Hardware Demands: Storage, retrieval, and processing algorithms that do not depend on structural optimization for performance

•Petabyte Scalability: Continuous incremental pooling at enterprise scale

•Peer-to-peer networking capable.

DATA MANAGEMENT

• The patented Scientigo™ storage schema contains all the organizational power of a database, but without the limitations imposed by database structure. The storage schema is non-hierarchical and the data elements are stored as meta tags allowing greater storage flexibility and zero latency.

Our patented artificial intelligence infrastructure operates continuously and incrementally to update and to process disparate structured and unstructured information “as-is”.

• We have two patents that address XML (Extensible Machine Language). These are U.S. Patent No. 5,842,213, entitled Method for Modeling, Storing and Transferring Data in Neutral Form, issued on Nov. 24, 1998 (“the ‘213 Patent”) and U.S. Patent No. 6,393,426, also entitled Method for Modeling, Storing and Transferring Data in Neutral Form, issued May 21, 2002 (“the ’426 Patent”).

Tigo™ Intelligent Document Recognition (IDR) Solution

Our unique, multi-patented Intelligent Document Recognition (IDR) software product is part of our suite of Enterprise Content Management solutions. We provide users with the ability to process structured, semi-structured, and unstructured forms and perform data extraction to a 90% plus level of automation with a single-pass, all at accuracy levels on the order of double-key entry manual processes. Tigo™ IDR solution, along with our shared-savings pricing model, produces significant savings for our clients with minimal risk. Tigo™ IDR:

•Replaces slow, labor intensive document processing with high-speed automation of extraction and validation

•Artificial intelligence identifies form type and reads labels and content as a human would

•Artificial intelligence learns correct document interpretation by observing operator corrections

•Retrieve archived images based on all content within the image using intent-based search

•Rapid and inexpensive installation of the software

•Quick and efficient new form set-up with little or no programming

•>99.99% Accuracy on validated entries

Tigo™ Intelligent Search Solution

We offer a multi-patented Intelligent Search product as part of the suite of Enterprise Content Management solutions. With Scientigo™, users can perform a single, intelligent search on all their structured or unstructured data information regardless of location and type, including documents, databases, and applications such as email, or even scanned paper documents.

Scientigo’s™ innovative solution quickly returns results with a number of sophisticated characteristics such as:

•Sophisticated Relevancy Ranking w/ Personalization

•Intent-Based and Context-Sensitive Search

•Appropriate Topics Automatically Generated with Interactive Drill Down

•Automated Classification

•Page Granularity

•Learning System, So User Preferences Improve Relevancy with Each Use

•Simple to implement and maintain, yet scalable enough to support unlimited users and volumes of content on inexpensive hardware

•Automated, Customizable Definition Sets Supported at the Engine Level

•Natural Language Processing

•Artificial Intelligence differentiates our search capabilities versus other search engines

The foundation of our Tigo™ Search is a patented artificial intelligence infrastructure that operates continuously and incrementally to update and to process various structured and unstructured information “as is” from disparate sources throughout the enterprise. Raw content is first converted into neutral form data. Artificial intelligence processes are then performed in real time to index, categorize, and integrate this neutral form data on the basis of the context-sensitive semantic interpretation rather than literal forms of the content.

We currently manage the operations of Convey Systems, Inc. and are receiving the net proceeds from sales of its products. The purchase of Convey is expected to be completed in November 2005. The Convey products include Snap Conferencing, a collaborative an inexpensive, simple-to-use, on-line web conferencing, and Tech Umbrella, a remote technical support software product for desktop computers that enables technicians to support remote desktop computers 7 days a week, 24 hours a day.

This technology offers dynamic and interactive products and services that allow organizations to provide virtual sales presentations, remote desktop support, distance-learning sessions, spontaneous web conferences, and live customer service and desktop support over the Internet. The Convey technology will also be integrated with our suite of products to further complete Market Central’s Enterprise Content Management suite of software products. Convey's proprietary technology provides e-commerce product support and customer service using a live, video-based portal that supports real-time interactions, and the ability to collaborate upon demand, the product includes  text chat, digital photo, encrypted VOIP, Data, full-motion two way video and voice share, URL sharing features, as well as full collaboration and application-sharing capabilities. The Convey solutions are described below:

•
Snap - Snap Conferencing is designed to be used in a corporate environment as a quick, easy, and inexpensive conferencing solution for multi-user video, voice, and application sharing. We believe Snap has the most advanced application sharing capabilities on the market with the easiest user interface.

•
Tech Umbrella, a part of the Convey product line is designed to provide a Web-based package that encompasses leading edge technology for streamlining PC support and repair services. Tech Umbrella is offered to the IT marketplace, software and hardware developers, providers, integrators and supporters, as a comprehensive suite of online tools. Using Tech Umbrella, the IT technician should be able to efficiently and easily diagnose and repair technical problems on remote terminals without the difficulty of licensing, installing, and pre-configuring a third-party software application. Tech Umbrella is working with corporate affiliate companies and franchisors to penetrate the IT marketplace from the top down. This should enable a quicker presence in the marketplace, as entire groups become armed with Tech Umbrella's product packages. The Company has identified over 100,000 independent affiliates and an additional 3,000 IT franchises.

BUSINESS DEVELOPMENT AND STRATEGY

We have continued to pursue a strategy to divest ourselves of unprofitable and non-core operations that began in the fourth quarter of fiscal 2004. Our Enterprise Content Management (ECM) solutions and related products are being marketed through a series of partnerships with content management OEM’s and integrators. We believe that the OEM’s and integrators in the ECM space provide us with existing relationships and a sales and marketing presence that would take us years to develop. Marketing in this fashion (at the wholesale level), allows us to limit the size of our sales and marketing staff and still achieve economies of scale in the market place. Growth will occur as customer wholesalers increase their sales of our products and as we add new wholesale OEM’s and integrators. We are constantly looking for additional acquisitions and strategic partnerships to increase sales and market share. We believe our patented technologies and corresponding products provide unique, efficient solutions to numerous significant market niches. Configuring our ECM technologies together will enable us to produce turn-key industry solutions.

The above are our stated future goals. However, there can be no assurance that we will ever achieve our expressed goals.

POTENTIAL NEW ACQUISITIONS AND PRODUCT LINES

We intend to investigate, should opportunities arise, strategic acquisitions or mergers that fit our long-term objectives as financing and business conditions warrant, although there can be no assurance that we will be able to finalize any future acquisitions. Although we occasionally explore additional acquisition and merger opportunities, there can be no assurances that financing for any future acquisitions will be available on terms acceptable to us or at all, or that any future acquisitions or mergers will be consummated.

SALES AND MARKETING

We market and sell our products and services through our employees and through the cooperative efforts of our business partners. We employ an integrated marketing effort designed to establish market presence and generate potential clients. Lead generation and branding efforts are the responsibility of our Marketing Department. Sales Department personnel engage prospects and develop new business from existing clients. Both marketing and sales manage business partner relationships.

COMPETITION

The industries to which we currently offer and intend to offer our products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. We are of the opinion that there are no significant competitors for our integrated software platform; however, competitors exist for the various component “modules” within the platform.

We compete primarily with products offered by ABBYY, Datacap, OCE, SWT, ReadSoft and AnyDoc for Intelligent Document Recognition and, Google, Yahoo, MicroSoft, Autonomy, Convera, FAST Search and Transfer and Verity for Intelligent Search. Some of our existing competitors, as well as a number of potential new competitors, have larger technical staffs, more established and larger sales and marketing organizations and greater financial resources than us. There can be no assurance that we will continue to compete successfully with our existing competitors or will be able to compete successfully with new competitors. In addition, there can be no assurance that competitors will not develop products that are superior to our products or achieve greater market acceptance. Competitive pressures in the form of aggressive price competition could also have a material adverse effect on our business, operating results and financial condition. Our future success will depend significantly upon our ability to increase our share of our target markets, to maintain and increase our renewal revenues from existing customers and to sell additional products, product enhancements, maintenance and support agreements and training services to existing customers and new customers. There can be no assurance that we will continue to compete favorably or that competition will not have a material adverse effect on our business, operating results or financial condition.

EMPLOYEES

As of September 30, 2005, we employed 21 individuals, consisting of 4 executives and 17 professionals, sales representatives, and office staff. We believe that our relationships with our employees are satisfactory.

BUSINESS SEGMENTS

We currently operate in one business segment which is the knowledge management segment.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located at 6701 Carmel Road Suite 205, Charlotte, NC 27226. This facility is leased through September 2010 and covers approximately 5,000 square feet at an approximate annual rental rate of $85,000. We believe our current premises are adequate for current purposes and if necessary that we would be able to obtain alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by us, that occurred in the case of Tweddle Litho Corp. vs. Gilbralter and Scientigo, Inc., or Tweddle Case, was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against us alleging contempt of court by virtue of our violation of a court order entered on May 13, 2004 in the Tweddle Case when we sold our wholly-owned subsidiary, Convergion, on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining us from transferring any of our assets out of the ordinary course of business. In October 2004, we and the U.S. Attorney entered into a written plea agreement whereby we agreed to pay $50,000 for the alleged criminal contempt of court. The matter was ruled on and accepted in U.S. District Court for the Eastern District of North Carolina during the three months ended May 31, 2005. We were also placed on probation for one year.

In April 2004, iGate, Inc. (“iGate”) filed a complaint against Gilbralter Publishing, Inc. (“Gilbralter”) and us in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that we were liable to iGate in the amount of approximately $725,000. iGate asserts that Gilbralter owed this sum to iGate and that a fraudulent conveyance occurred when Gilbralter forgave $5,000,000 in liabilities of a wholly-owned subsidiary of ours which were guaranteed by us in exchange for our issuing to Gilbralter shares of our Common Stock and warrants to purchase our Common Stock. In May 2004, a default judgment was entered against us. In November 2004, the court vacated the default judgment and granted us leave to answer the complaint. We filed our answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. We asserted that we had no liability to iGate and had meritorious defenses with respect to all liability asserted in the complaint.

In May  2005, the Company was notified by a software licensed monitoring group that it was not in compliance with certain computer software licensing agreements. The Company believes that it has meritorious defenses to the allegations and intends to vigorously defend itself against the claims.

In the ordinary course of business, we have become subject to additional litigation and claims on various matters. There exists the possibility that we will not prevail in all cases. However, based on anticipated adverse final determination of these litigations and claims, we do not believe that such litigation and claims would have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

The Company’s Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “MKTE.OB”, and in the National Quotation Bureau, Inc. “pink sheets” under Market Central, Inc.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarter in the last two fiscal years. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year
	2005		2004
	High	Low	High	Low
First Quarter	$1.85	$1.25	$3.30	$1.91
Second Quarter	1.56	1.15	2.19	1.60
Third Quarter	2.13	1.25	1.85	1.05
Fourth Quarter	1.80	1.35	1.96	.95

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

As of October 17, 2005, there were 301 holders of record of the Company’s Common Stock. This amount does not take into account those stockholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. In addition, the Company has a deficit stockholders’ equity, which would restrict payment of cash dividends. The Company currently intends to retain and invest future earnings to finance its operations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as of August 31, 2005, the number of common shares to be issued upon the exercise of outstanding warrants, options and rights related to those arrangements and transactions as defined in §201(d) of Regulation S-B.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	551,424	[a]	$2.03	2,198,576
Equity compensation plans not approved by security holders	8,151,958	[b]	$1.26	43,250,555
Total	8,703,382		$1.31	45,449,131

a Includes shares of common stock issuable upon the exercise of stock options and warrants issued pursuant to individual compensation arrangements (as such term is defined in under Regulation S-B §201(d) promulgated under the Exchange Act) in consideration for goods and services provided by certain of our employees, consultants, vendors, customers, suppliers and lenders. Generally, the warrants and options that are granted pursuant to individual compensation arrangements are generally exercisable for a term of four years and have exercise price equal to the fair market value of our common stock at the time of the warrant/option issuance.

b As these shares of common stock are issued pursuant to individual compensation arrangements, there is no reserve for future issuances other than the total number of authorized shares of common stock available to us under our Certificate of Incorporation.

TRANSFER AGENT

The Company has designated American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY, as its transfer agent for the Common Stock.

During the fiscal year ended August 31, 2005, the Company issued 6,769,669 shares of common stock and cancelled 6,840,370 shares of common stock upon the contribution of such shares by two major stockholders and the completion of the agreement with our former President. The issuances included 83,000 shares for services rendered by vendors, 31,064 to employees for compensation, 35,000 to Board of Director members as compensation, 235,970 upon exercises of options, 461,300 upon exercises of warrants and 5,923,335 issued as a result of the conversion of all of our Series A Preferred Stock into common shares. The cancellations related to the return of shares reflected as common stock receivable in the 2004 financial statements. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 under Sections 3 (a) (9) and 4(2) thereof.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a provider of proprietary, patented software for data capture, cleansing, mining, integration, search, and intelligent document recognition.

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

In fiscal year 2005 we analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of our reporting structure, we anticipate that, in the future, we will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

Based on the impairment tests performed by management, there was no impairment of goodwill in fiscal 2005. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company's future use of its existing net operating losses may be limited.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RESULTS OF OPERATIONS

The following selected financial information has been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Comparison of Years Ended August 31, 2005 and 2004

Revenues

The Company’s revenues from continuing operations of $32,277 and $24,279, for the years ended August 31, 2005 and 2004, respectively reflect an increase of $7,998 or 32.9%. This increase is not significant due to the early stage of our marketing efforts related to our software products. Revenue in fiscal 2005 relate to software license sales and charges for proof of concept with customers evaluating our software. The revenue in fiscal 2004 relates to consulting services provided to a customer that was evaluating our software. After the disposition of the call center operations in May 2005, all revenues related to those operations have been combined into the caption “loss from discontinued operations”.

Cost of revenues

Cost of revenues decreased $7,712 to zero in 2005 as a result of there being no direct costs associated with the revenue generated during the year ended August 31, 2005.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during the year ended August 31, 2005 and 2004, including depreciation and amortization were $9,224,887 and $3,521,387, respectively. This increase of $5,703,500 from 2004 was the result of several components including a $4,145,521 charge in 2005 relating to the value of the $.85 exercise price warrants issued in August. We issued warrants for 5,923,335 shares of common stock in conjunction with the conversion of our Series A Preferred Stock into our common stock, the charge to operations was the difference between the $.85 warrant price and the market price of our stock at time of issuance which was $1.44. Legal costs during 2005 totaled $1,092,037 which is an increase of $746,087 over the 2004 total of $345,950. This increase in legal costs was caused by increased litigation defense expenditures relating to our defense in a number of lawsuits many of which have now been settled or dismissed. In addition to legal defense work, we charged to operations approximately $273,026 of legal costs related to our patent filings, preparation and consulting relating to future licensing or sale of our existing patents. Commissions and costs related to the sale of the Senior Convertible Notes of $640,634 and $-0- were charged to expense in 2005 and 2004, respectively.

The additional increase of $171,259 in SG&A is due to increases and declines in several areas, the significant areas of which are discussed below. Personnel costs were $1,499,217 and $1,219,743 in 2005 and 2004, respectively. The decline in personnel costs related to the sale and discontinued operations at the call center was offset by increasing payroll costs related to our software productization activities resulting in a net increase in payroll costs of $279,474 from 2004 to 2005. Rent expense charged to operations was $67,684 and $15,097 in 2005 and 2004, respectively. The increase of $52,587 relates to the expansion and relocation of our Company’s headquarters to Charlotte, NC. Lawsuit settlement costs of $400,000 in 2004 compared to $203,000 in 2005 resulted from fewer matters in litigation. Board of Director compensation was $49,689 and $120,000 in 2005 and 2004, respectively, which was entirely stock grants or options in 2004 resulted from the reduction in number of Board members in 2005 and fewer awards for past and previously unpaid services. Depreciation of equipment and amortization of Patent and Trademark Costs accounted for $55,028 and $42,346 of SG&A in the fiscal year ended August 31, 2005 and 2004, respectively.

Other Income

Other income of $283,178 for the year ended August 31, 2005 was primarily the result of the settlement of a previously recorded accounts payable liability at a discount of approximately $235,000 and the recognition of approximately $59,000 of income related to the amortization of the discount related to the Notes Receivable.

Interest Expense

Interest expense of $2,319,409 and $131,030 during the years ended August 31, 2005 and 2004, respectively represents an increase of $2,188,379 from 2004 to 2005. The primary factor in this dramatic increase in interest expense was the charge related to the 20% discount on the 6.4% Senior Convertible Notes (“Notes”) sold during fiscal 2005. This charge accounted for $1,289,290 of the increase. The sale of these Notes also resulted in discounts related to the underlying value of the warrants which accompanied the Notes and that related to the value of the conversion feature. This discount is charged to Additional Paid in Capital initially and then amortized with a charge to interest expense. The total amount of these amortization charges was $810,205 and $-0- in 2005 and 2004, respectively. Interest expense in 2005 also includes actual interest paid on these Notes of $68,300 and $-0- was expensed in 2005 and 2004, respectively.

NET OPERATING LOSS

The Company has accumulated approximately $11,900,000 of net operating loss carry forwards as of August 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2026. The February 2003 transaction with the Company’s new controlling shareholders resulted in a change in control of the Company; there will be an annual limitation on the amount of net operating loss carry forwards that can be used.

LIQUIDITY AND CAPITAL RESOURCES

We have successfully completed several steps in our long-range plan to stabilize our financial structure. These steps included the raising of significant equity and debt capital during the years ended August 31, 2005, and 2004, and the sale and restructure of certain corporate assets which were significantly contributing to our on-going losses. The first step in our restructuring process was the offering of our Series A Preferred Stock, which raised approximately $3,000,000 in fiscal year 2004, and approximately $3,000,000 in fiscal year 2005. We also issued Series A Preferred Stock in exchange for $1,051,217 of notes payable to related parties during fiscal 2005. With this capital, we were able to substantially reduce vendor payables and generally enable obligations that were in arrears or default to be paid or settled. In the final quarter of fiscal year 2005, we offered an exchange to the holders of our Series A Preferred Stock which provided for their preferred shares to be exchanged for shares of our Common Stock on a one-for-one basis and warrants to purchase shares of our Common Stock exercisable at $.85 per share. In August 2005, all holders of the Series A Preferred Stock accepted the exchange offer and all of such shares of Series A Preferred Stock were exchanged into 5,923,335 shares of common stock and 5,923,335 warrants exercisable at $.85 per share. We received $563,364 and $366,726 prior to and subsequent to August 31, 2005, respectively, as a result of exercise of these warrants. We thereafter eliminated the Series A Preferred Stock as a designated series of our preferred stock.

In May 2005, we began the offering of a new class of secured debt, our 2005 6.4% Senior Convertible Notes. Through the fourth quarter of fiscal year 2005, we issued $6,446,450 principal amount of these Notes, which were sold at a 20% discount from principal amount, and received proceeds, prior to commissions, of $5,157,160. Additional issuances after fiscal year 2005 resulted in another $150,000 of proceeds, prior to commissions, related to these Notes. The Notes are convertible into one share of our Common Stock for each $1.3325 of principal amount of the Notes. In addition, for each $2.00 of principal amount of the Notes issued, the purchasers of the Notes received a warrant to purchase one share of Common Stock at $1.00 per share. At August 31, 2005, we had issued 3,223,225 of these warrants, 140,625 of which have been exercised resulting in $140,625 of proceeds to us during the year. The proceeds from the issuance of the Notes and the exercise of the warrants will be utilized to further implement our marketing plans for the suite of products discussed above and to monetize our intellectual property portfolio. In May 2005, we sold the assets of our E-Commerce subsidiary. Thereafter, we sold the stock in the E-Commerce subsidiary resulting in the complete divestiture of our call center operations and related liabilities. This resulted in the Company’s current liabilities declining $1,746,762 and eliminated a unprofitable business segment. These steps were critical in providing us with a manageable level of current debt and trade payables, and to lay the foundation to enable us to transform ourselves from a call center dominated operation to a technology based company.

These steps have resulted in our improved cash position, $2,124,029 at August 2005 compared to $344,099 at August 2004 and a current ratio of greater than 1:1. This foundation, together with approximately 5,100,000 unexercised $.85 warrants and 3,070,000 unexercised $1.00 warrants provides us with the proper capital structure to execute our plans. The exercise of these warrants is not assured but we expect that they will be exercised during the second and third quarters of our fiscal 2006.

Net cash used in operating activities in the years ended August 31, 2005 and 2004, respectively was $5,107,658 and $4,721,885 due to the net loss from continuing and discontinued operations of $12,386,928 and $14,514,854 (excluding gain on sale of discontinued operation of $1,235,785 and $2,784,370, respectively). This was comprised of a net increase (decrease) in working capital items of approximately $446,891and ($380,934). The effect on cash from operating activities caused by these losses were offset by non-cash write off of the impaired goodwill relating to the our Convergion subsidiary that was sold of $-0- and $4,062,003 and depreciation and amortization expenses of $55,028 and $576,115 during fiscal 2005 and 2004, respectively. Additional non-cash expenses that were an offset to the effect on cash from operating activities include $2,090,495 and $-0- of charges related to the discount of and amortization of beneficial conversion features of the Senior Convertible Notes, respectively. There were also certain expenses with the issuance of the Company’s capital stock. The total of expenses paid with the issuance of capital stock and stock options and warrants was $874,189 and $1,224,270 during fiscal 2005 and 2004, respectively.

Net cash used in investing activities in fiscal 2004 was $287,634. This was due to the purchase of certain fixed assets necessary to the operations of the business. Net cash provided by investing activities in fiscal 2005 includes $129,000 of cash received from sale of ecom, and $112,027 of cash used to purchase certain fixed assets.

Cash provided by financing activities in fiscal 2005 and 2004 was $6,870,615 and $5,015,665 due to sales of Senior Convertible Notes and Series A Preferred Stock in 2005 and the sale of Series A and Series B Preferred Shares in 2004. The Company also entered into an accounts receivable financing agreement and advances (repayments) from lender (factor) amounted to ($483,590) and $496,388 during 2005 and 2004, respectively.

By adjusting its operations to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The Notes and Warrants that we issued to investors may not have been exempt from the registration requirements under the Securities Act of 1933 or from the registration or qualification requirements under the securities laws of certain states. Consequently, the issuance of the Notes and Warrants may not have been in compliance with the Securities Act of 1933 and the state securities laws of the states of Alabama, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Ohio, South Carolina, Utah and Virginia. Our Board of Directors has determined to conduct a rescission offer to address these securities laws compliance issues by allowing the holders of the Notes and Warrants to rescind the purchase of such securities and sell those securities back to us if they so desire. Generally, if the rescission offer is accepted, we will repurchase such Notes and Warrants at the price investors paid, plus interest at the current state statutory rate per year, if any, from the date of purchase through the date of payment pursuant to the rescission offer, less interest previously paid to Note holders. This rescission offer will be accompanied by an exchange offer to Note holders who do not accept the rescission offer pursuant to which such holders will be entitled to receive, at their election, new notes and new warrants with more favorable conversion and exercise terms, respectively. The rescission offer will be available for a thirty-day period which will begin upon the effectiveness of a registration statement which we have filed with the SEC with respect to the rescission offer. While we do not believe a significant number of holders of the Notes and Warrants will accept the rescission offer, there can be no assurances as to the ultimate outcome of the offer. We do not currently have a sufficient balance of cash or cash equivalents to satisfy the rescission offer if accepted by all holders.

Accordingly, should the rescission offer be accepted by a significant number of note holders, this may materially adverse affect on the Company's consolidated financial condition.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact in the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges on Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset requirement obligation when incurred of the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the second quarter of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

INFLATION

Our opinion is that inflation has not had a material effect on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated financial statements for Market Central, Inc. as of and for the fiscal years ended August 31, 2005 and 2004 are included herein in response to Item 7 of this Form 10-KSB.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

AUGUST 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

MARKET CENTRAL, INC.

MARKET CENTRAL, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Certified Public Accounting Firm	F-3
Consolidated Balance Sheets at August 31, 2005 an 2004	F-4
Consolidated Statements of Losses for The Years Ended August 31, 2005 and 2004	F-5
Consolidated Statements of Deficiency in Stockholders' Equity for The Years Ended August 31, 2005 and 2004	F-6 ~ F-7
Consolidated Statements of Cash Flows for The Years Ended August 31, 2005 and 2004	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 ~ F-36

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Market Central, Inc.
Charlotte, NC

We have audited the accompanying consolidated balance sheets of Market Central, Inc. and subsidiaries (the "Company") as of August 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years ended August 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP Russell Bedford Stefanou Mirchandani LLP Certified Public Accountants
McLean, Virginia
October 4, 2005, except as to Note R, which is as of
November 7, 2005

MARKET CENTRAL, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005 AND 2004
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,124,029	$344,099
Accounts receivable, net of allowance for doubtful accounts of $0 at August 31, 2005 and 2004	10,000	719,262
Accounts receivable - related parties, net of allowance for doubtful accounts of $0 at August 31, 2005 and 2004 (Note M)	-	277,119
Other receivable - related party (Note M)	81,090	-
Notes receivable - related parties (Notes F )	378,003
Prepaid expenses and other current assets	124,777	149,282
Total Current Assets	2,717,899	1,489,762

Property and Equipment: (Note D)
Furniture and fixtures	69,526	42,273
Computers and software	185,985	101,211
	255,511	143,484
Less: accumulated depreciation	(120,349)	(97,761)
Property and Equipment, net	135,162	45,723
Net assets from discontinued operations (Note B)		870,827

Other Assets:
Restricted Cash (Note C)		109,617
Goodwill (Note B)	745,050	745,050
Deposits and other	2,524	25,308
Patents and trademarks, net of accumulated amortization of $64,880 and $32,440 at August 31, 2005 and 2004, respectively (Note E)	32,338	64,778
Total Other Assets	779,912	944,753

Total Assets	$3,632,973	$3,351,065

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note H)	$2,123,810	$3,442,462
Note payable to related parties (Note G and M)	365,148	1,210,474
Notes payable, current portion (Note G)	-	1,830,422
Due to factor (Note J)		483,590
Accrued preferred stock dividend (Note F)		61,067
Unearned income (Note K)	181,101	-
Total Current Liabilities	2,670,059	7,028,015

Senior Convertible Notes Payable (Note I)	1,354,770
Notes payable - long term (Note G)	793,921
Other long term liabilities	546

Commitments and Contingencies (Note Q)	-	-
Liabilities from discontinued operations (Note B)		1,598,434
Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A - none and 2,251,407 shares issued and outstanding at August 31, 2005 and 2004, respectively (Note K)		2,251
Series B - 350,000 shares issued and outstanding at August 31, 2004 (Note K)	350	350
Common stock, par value $.001 per share; 75,000,000 shares authorized; 13,320,992 and 13,391,693 shares issued and outstanding at August 31, 2005 and August 31, 2004, respectively (Note K)	13,321	13,392
Common stock receivable (Note M)	-	(800)
Stock subscription payable (Note K)	102,064
Additional paid-in-capital	43,278,143	27,672,231
Accumulated deficit	(44,580,201)	(32,962,808)
Total Deficiency in Stockholders' Equity	(1,186,323)	(5,275,384)
Total Liabilities and Deficiency in Stockholders' Equity	$3,632,973	$3,351,065

See accompanying notes to consolidated financial statements

MARKET CENTRAL, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004
Revenues, net	$32,277	$24,279
Cost of sales	-	7,712
Gross profit	32,277	16,567

Operating expenses:
Selling, general and administrative	9,169,859	3,479,041
Depreciation and amortization (Note D and E)	55,028	42,346
Total operating expenses	9,224,887	3,521,387

Loss from operations	(9,192,610)	(3,504,820)

Other income	283,178	-
Interest expenses	(2,319,409)	(131,030)
Total other expenses	(2,036,231)	(131,030)

Loss from continuing operations, before income taxes and discontinued operations	(11,228,841)	(3,635,850)

Provision for income taxes	-	-

Loss from continuing operations, before discontinued operations	(11,228,841)	(3,635,850)

Loss from discontinued operations (Note B)	(1,196,936)	(6,831,687)
Gain from sales of discontinued operations (Note B)	1,235,785	2,784,370

Net (loss)	$(11,189,992)	$(7,683,167)

Preferred stock dividend - beneficial conversion feature (Note K)		(875,000)
Cumulative convertible preferred stock dividend (Note K)	(427,401)	(61,067)

Net loss attributable to common shareholders	$(11,617,393)	$(8,619,234)

Net income (loss) per common share (basic and assumed diluted) (Note O)	$(0.90)	$(0.65)
Continuing operations:	(0.90)	(0.34)
Discontinued operations:	0.00	(0.31)

Weighted Average Shares Outstanding
Basic and assumed diluted	12,884,516	13,293,655

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	Common Shares	Stock Amount	Series A Shares	Series A Par Value	Series B Shares	Series B Par Value	Additional Paid-In-Capital	Common Stock Receivable	Accumulated Deficit	Total
Balance at August 31, 2003	13,268,969	$13,269	-	$-	-	$-	$21,876,847	$-	$(24,343,574)	$(2,453,458)
Issuance of Series A Preferred Stock in connection with a private placement, net of costs and fees (Note K)	-	-	2,251,407	2,251	-	-	2,770,009	-	-	2,772,260
Issuance of common stock to consultants in exchange for options exercised at $.01 per share (Note K)	67,500	68	-	-	-	-	91,800	-	-	91,868
Issuance of Series B Preferred Stock in connection with a private placement, net of costs and fees (Note K)	-	-	-	-	350,000	350	1,282,562	-	-	1,282,912
Warrants issued to consultants in exchange financing costs (Note L)	-	-	-	-	-	-	383,579	-	-	383,579
Stock options and warrants issued to consultants in exchange for services rendered (Note L)	-	-	-	-	-	-	649,939	-	-	649,939
Beneficial conversion feature of Series B Preferred Stock (Note K)	-	-	-	-	-	-	875,000	-	(875,000)	-
Common stock issued to Directors in exchange for compensation (Note K)	55,224	55	-	-	-	-	98,829	-	-	98,884
Common stock to be canceled in connection with Settlement Agreement and Mutual Release with the Company's former CEO (Note M)	-	-	-	-	-	-	(356,334)	(800)	-	(357,134)
Series A preferred dividend accrual (Note K)	-	-	-	-	-	-		-	(61,067)	(61,067)
Net loss	-	-	-	-	-	-	-	-	(7,683,167)	(7,683,167)
Balance at August 31, 2004	13,391,693	$13,392	2,251,407	$2,251	350,000	$350	$27,672,231	$(800)	$(32,962,808)	$(5,275,384)

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	Common Shares	Stock Amount	Series A Shares	Series A Par Value	Series B Shares	Series B Par Value	Stock Subscription Payable	Additional Paid-In-Capital	Common Stock Receivable	Accumulated Deficit	Total
Balance forward	13,391,693	$13,392	2,251,407	$2,251	350,000	$350	$-0-	$27,672,231	$(800)	$(32,962,808)	$(5,275,384)
Issuance of Series A Preferred Stock in connection with a private placement, net of costs and fees (Note K)	-	-	2,516,270	2,516	-	-		2,966,834	-	-	2,969,350
Issuance of Series A Preferred Stock in conjunction with conversion of debt (Note K and M)			788,906	789				1,050,428			1,051,217
Issuance of common stock to employees in exchange for options exercised at $.01 per share (Note K)	235,970	236	-	-	-	-		188,824	-	-	189,060
Common stock canceled in connection with Settlement Agreement and Mutual Release with the Company's former CEO (Note M)	(800,000)	(800)							800	-	-0-
Common stock canceled in conjunction with return of common stock by the Company’s two significant shareholders (Note K)	(5,880,740)	(5,881)			-	-		5,881		-	-0-
Common stock canceled in conjunction with return of common stock and loan to shareholder (Note F and M)	(159,630)	(160)			-	-		(239,285)	-	-	(239,445)
Issuance of common stock to consultants in exchange for services rendered (Note K)	83,000	83			-	-		107,817			107,900
Stock options and warrants issued to consultants in exchange for services rendered (Note L)								127,987	-	-	127,987
Beneficial conversion feature of 6.4% Senior Convertible Notes and related Warrants (Note I)	-	-	-	-	-	-		5,901,885	-	-	5,901,885
Common stock issued to Directors in exchange for compensation (Note K)	35,000	35			-	-		48,765	-	-	48,800
Issuance of common stock to employees in exchange for compensation (Note K)	31,064	31						44,485			44,516
Warrants issued to lender in exchange for cancellation of financing agreement (Note L)								64,019			64,019
Warrants issued to officers in exchange for salary deferrals (Note L)								21,123			21,123
Issuance of common stock in conjunction with exercise of warrants issued with 6.4% Senior Convertible Notes and with Series A Preferred Stock exchange offer and payment of preferred stock dividend (Note K)	461,300	461						412,743			413,204
Common stock issued in conjunction with Series A Preferred Stock exchange offer (Note K)	5,923,335	5,923	5,556,583	5,556				488,101		(427,401)	61,067
Warrants issued as commissions for Senior Convertible Note Sales (Note L)								270,784			270,784
Warrants issued with Series A exchange offer (Note L)								4,145,521			4,145,521
Stock subscription payable (Note K)							102,064				102,064
Net loss		-	-	-	-	-	-	-	-	(11,189,992)	(11,189,992)
Balance at August 31, 2005	13,320,992	$13,321	-0-	$-0-	350,000	$350	$102,064	$43,278,143	$-0-	$(44,580,201)	$(1,186,323)

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

Cash flows from operating activities:	2005	2004
Net loss	$(11,189,992)	$(7,683,167)
Add (deduct):
Loss on discontinued operations	1,196,936	6,831,687
Gain on disposal of discontinued operations	(1,235,785)	(2,784,370)
Loss from continuing operations	(11,228,841)	(3,635,850)
Adustrnent to reconcile net loss to net cash:
Depreciation and amortization	55,028	42,346
Depreciation and amortization - ecom subsidiary		533,769
Impairment of goodwill discontinued operations		4,062,003
Warrants issued in conjunction with conversion of Series A Preferred Stock into Common Stock	4,145,521
Discount on Senior Convertible notes charged to operations	2,090,495
Common stock issued in exchange for services rendered	390,276	190,752
Stock options and warrants issued in exchange for services rendered	483,913	1,033,518
Other income from settlement of accounts payable	(235,661)
Other income from amortization of note receivable discount	(58,344)
Write-off of inventory	-	9,678
Write-off of Convergion fixed assets	-	254,520
(Increase) decrease in:
Restricted cash	109,617	(109,617)
Accounts receivable and other receivable	476,556	266,344
Costs in excess of billings	-	50,446
Other assets	47,289	(30,210)
Increase (decrease) In:
Cash disbursed in excess of available funds	-	(111,581)
Accounts payable and accrued expenses	(186,571)	(215,257)
Unearned income		(231,059)

Net cash provided by/(used in) continuing operations	(3,910,722)	2,109,802

Net cash (used in) discontinued operations	(1,196,936)	(6,831,687)

Net cash (used in) Operating Activities	(5,107,658)	(4,721,885)

Cash flows from investing activities:
Cash received from sale of ecom	129,000
Purchase of property and equipment	(112,027)	(287,634)
Net cash provided by (used in) investing activities	16,973	(287,634)
Cash flows from financing activities:
Issuance of notes receivable, net of repayments	(355,660)
Proceeds from sale of Senior Convertible Notes	5,157,160
Proceeds from tale of Series A Preferred Stock, net of costs and fees	2,969,350	2,772,260
Proceeds from stock subscription payable	102,064
Proceeds from common stock warrant exercises	413,204
Proceeds from sale of Series B preferred stock, net of costs and fees	-	1,282,912
Repayment of capital leases	(101,303)
Net proceeds (repayments) from notes payable	(830,610)	464,105
Due to factor	(483,590)	496,388
Net cash provided by financing activities	6,870,615	5,015,665

Net increase (decrease) in cash and cash equivalents	1,779,930	6,146
Cash and cash equivalents at beginning of year	344,099	337,953

Cash and cash equivalents at end of year	$2,124,029	$344,099

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

(continued)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$248,670	$156,390
Cash paid during the period for income taxes	-	-
Common stock issued in exchange for services rendered	390,276	190,752
Stock options and warrants issued in exchange for services rendered	483,913	1,033,518
Preferred stock issued in exchange for notes payable	1,051,218	-
Accrued preferred stock dividend	427,401	61,067
Accounts receivable net against notes payable to related parties	428,735	-
Beneficial conversion feature on convertible notes	3,419,797	-
Value of warrants attached to convertible notes	2,482,088	-
Disposal of US Convergion, Inc.: (Note B)
Sylvia common stock received		$500
Assets disposed of		(68,211)
Debts assumed by Sylvia		2,967,081
Net gain on disposal of segment		(2,784,370)
Disposition costs	-	115.000
Disposal of ecommerce support centers, inc.: (Note B)
Cash received	$130,000	-
Note received	971,000
Assets disposed of	(1,511,977)	-
Debts assumed by CustornerLinx and Lion Development	1,746,762	-
Net gain on disposal of segment	(1,235,785)	-
Disposition costs	$100,000	-

See accompanying notes to the consolidated financial statements

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Market Central, Inc. (the "Company") is a software and intellectual property enterprise with products which provide a platform to build a suite of software for Enterprise Content Management (ECM) needs. The Company holds multiple patents and patent-pending technologies and have developed the suite of products that provides solutions for managing the significant quantities of electronic information available today. The Company’s software includes next generation ECM capabilities. ECM includes; intelligent search for the internet and each enterprise, classification and intelligent document recognition.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Convey Systems International, Inc. (“CSI”), Tigo Search, Inc., ecommerce support centers, inc. (“ecom”) and U.S. Convergion, Inc. ("Convergion"). All significant inter-company transactions and balances have been eliminated in consolidation. The Company sold its ecom and Convergion subsidiaries in August 2005 and May 2004, respectively. The ecom and Convergion business segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued businesses and information relating to the sale of these subsidiaries are further described in Note B.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL
STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers,

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended August 31, 2005 and 2004.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended August 31, 2005 and 2004.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 24 to 60 months using the straight-line method (Note D).

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

Capitalized Computer Hardware and Software

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

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In addition, the company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There was no allowance for doubtful accounts at August 31, 2005 and 2004.

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

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note L):

	2005	2004
Net loss - as reported	$(11,189,992)	$(7,683,167)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(2,170,548)	(752,517)
Net loss - Pro forma	$(13,360,540)	$(8,435,684)
Net loss attributable to common stockholders - Pro forma	$(13,787,941)	$(9,371,751)
Basic (and assuming dilution) loss per share - as reported	$(0.90)	$(0.65)
Basic (and assuming dilution) loss per share - Pro forma	$(1.07)	$(0.70)

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $11,228,841 and $3,635,850 from continuing operations during the year ended August 31, 2005 and 2004, respectively. The Company's current assets exceeded its current liabilities by $47,840 as of August 31, 2005.

Net Earnings (Loss) Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended August 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the second quarter of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS

U.S. Convergion, Inc.

In May 2004, the Company sold Convergion to Sylvia Holding Co., Inc. ("Sylvia") through a Stock Purchase Agreement (“Purchase Agreement”). Pursuant to the Purchase Agreement, Sylvia acquired certain assets and assumed certain liabilities of Convergion and agreed to issue to the Company a total of 500,000 shares of its common stock valued at $0.001 per share. As a result of the sale of the Convergion business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for the year ended August 31, 2004 have been restated to reflect discontinued operations accounting.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

The following summarizes the disposition of the Convergion business segment:

Sylvia common stock	$500
Debts assumed by Sylvia	2,967,081
Net assets disposed of	(68,211)
Disposition costs	(115,000)
Net gain on disposal of Convergion	$2,784,370

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

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $4,062,003, net of tax, or $0.31 per share in February 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of
$0. This charge, as well as all other financial results relating to Convergion, has been reflected in the loss from discontinued operations for fiscal 2004.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

U.S. Convergion, Inc.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the Convergion discontinued operations for the year ended August 31, 2004 were:

2004
Revenues	$2,249,354
Costs and Expenses	(3,390,884)
Impairment of goodwill	(4,062,003)
Net loss before tax	(5,203,533)
Income tax provision (benefit)	-
Net loss	(5,203,533)

Net gain on sale of Convergion, before tax	2,784,370
Income tax provision (benefit)	-
Gain on sale, net of tax	2,784,370
Loss on discontinued operations , net of tax	$(2,419,163)

In connection with the Stock Purchase Agreement, the Company issued to Sylvia a promissory note (“Note”) in the amount of $500,000 to serve as security for the obligations of the Company under the Stock Purchase Agreement. The Note shall only become due and payable upon the demand of Sylvia upon an event of default of the Stock Purchase Agreement. Additionally, the Company entered into a Security Agreement with Sylvia. Pursuant to the Security Agreement, the Company granted Sylvia a security interest in any and all existing or after acquired assets of the Company, up to $3,000,000, securing the Company’s obligations to Sylvia under the Note (collectively the “Escrow Document”). The Note and the Security Agreement matured and expired in fiscal 2005. Additionally, the Company management believes that more likely than not the fair value of the Sylvia common stock has been reduced below its carrying value at August 31, 2004. As a result, the Company recorded a non-cash impairment charge of $500 to reduce the carrying value of Sylvia common stock to its estimated value of $0.

ecommerce support centers, inc.

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

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

The following summarizes the gain on the disposition of the assets of the call center business segment on May 23, 20005:

CustomerLinx promissory note	$971,000
Cash received	129,000
Debts assumed by CustomerLinx	85,234
Net assets disposed of	(563,319)
Disposition costs	(70,000)
Net gain on disposal of segment	$551,915

On August 31, 2005, the Company entered into an agreement to sell all of the outstanding capital stock of ecommerce support centers, inc. (“ecom”) to Lion Development Group II, Inc. The purchase price for the assets was the sum of $1,000, and the assumption of all liabilities of ecom. Additionally, the Company and the Purchaser agreed that on or before one year from the date of the closing, they would in good faith complete a reconciliation of claims against ecom and the payment of such claims in order to compute the deferred portion of the purchase price. Such deferred purchase amount is 70% of the amount by which the cash received from a note owned by ecom and the remaining balance of such note exceeds liabilities paid or agreed to be paid from the proceeds of the note. Such amount is due to the Company either in the form of cash or assignment of a portion of such note. At closing, the note had a principal balance of $929,004 and is payable over a remaining term of 40 months together with simple interest at an annual rate of five percent (5%), and is secured by certain assets of the obligor.

The following summarizes the gain on the disposition of the call center business segment on August 31, 2005:

Cash	$1,000
Debts assumed by Lion Development Group II, Inc.	1,661,528
Net assets disposed of	(948,658)
Disposition costs	(30,000)
Net gain on disposal of segment	$683,870

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the ecommerce support centers, inc. discontinued operations for the year ended August 31, 2005 and 2004 were:

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

	2005	2004
Revenues	$3,977,112	$7,707,742
Costs and Expenses	5,174,048	(9,335,896)
Net loss before tax	(1,196,936)	(1,628,154)
Income tax provision (benefit)	-	-
Net loss	(1,196,936)	(1,628,154)

Net gain on sale of ecom, before tax	1,235,785
Income tax provision (benefit)	-
Gain on sale, net of tax	1,235,785
Gain on discontinued operations, net of tax	$38,849

The year ended August 31, 2005 included costs related to U.S. Convergion, Inc. of $186,700 which have been included in loss from discontinued operations.

Net assets and liabilities from discontinued operations at August 31, 2004 consists of:

Assets	August 31, 2004
Property and Equipment	$4,029,160
Patents and Trademarks	25,101
Accumulated depreciation and amortization	(3,183,434)
$870,827
Liabilities
Accounts payable and accrued liabilities	$885,234
Capital lease obligations	713,200
$1,598,434

NOTE C - RESTRICTED CASH

In June 2004, the Onslow County Tax Office, North Carolina requested to garnish the Company’s bank balance in the amount of $109,617 for outstanding property taxes owed by the Company’s wholly-owned subsidiary, ecom. The Company has included the amount of taxes due in its accrued liabilities at August 31, 2004 and accounted restricted cash in the amount of $109,617. The taxes were paid fiscal 2005 and restrictions on cash were removed.

NOTE D - PROPERTY AND EQUIPMENT

Major classes of property and equipment at August 31, 2005 and 2004 consist of the following:

	2005	2004
Furniture and Fixtures	$69,526	$42,273
Computer Equipment and Software	185,985	101,211
	255,511	143,484
Less: Accumulated Depreciation	(120,349)	(97,761)
Net Property and Equipment	$135,162	$45,723

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE D - PROPERTY AND EQUIPMENT (Continued)

Total depreciation expense charged to operations for the year ended August 31, 2005 and 2004 are $22,588 and $9,906, respectively.

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

The costs and accumulated amortization of patents and trademarks at August 31, 2005 and 2004 are summarized as follows:

	2005	2004
Patents and trademarks	$97,218	$97,218
Less: accumulated amortization	(64,880)	(32,440)
Intangible assets, net	$32,338	$64,778

Total amortization expense charged to operations for the year ended August 31, 2005 and 2004 was $32,440 in each year.

Estimated amortization expense as of August 31, 2005 is as follows:

Fiscal Year 2006	$32,338
Total	$32,338

NOTE F - NOTES RECEIVABLE - RELATED PARTIES

At August 31, 2005, the Company has a note receivable from one its largest shareholders with a balance of $378,003. This note, which had an original balance of $400,000, matures on May 31, 2006 and is secured by approximately 1,100,000 shares of the Company’s common stock. The note does not provide for interest except that the Company received 159,630 shares of its common stock as an inducement to make this loan. These shares were valued at $239,445 and this amount is being amortized over the one year life of the note. At August 31, 2005, unearned income includes $181,101of unamortized value of these shares, other income includes $58,344 related to this share value. This note originated in conjunction with the return of shares by this shareholder discussed in Notes K and M.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE G - NOTES PAYABLE

Notes Payable at August 31, 2005 and 2004 are as follows:

	2005	2004
Note payable to a related party in monthly installments of $20,429 plus interest at LIBOR monthly floating rate plus 2.75%; unsecured maturity date is May 2008	$1,039,069
Note payable in monthly installments of $33,333 including interest at 6% per annum; maturity date is in March 2005; collateralized by 500,000 shares held by a major stockholder and personal guarantees by two stockholders. The Company was in default under the terms of the note agreement at August 31, 2004. The note was settled and paid in full during the year ended August 31, 2005. The Company accounted for $235,661 as other income in connection with the settlement of the note.		$501,134
Note payable in monthly installments of $1,919 including interest at 7.34% per annum; unsecured; maturity date is in May 2005.		18,975
Note payable in monthly installments of $2,813 including interest at 6% per annum; unsecured; maturity date is in February 2005.		19,180
Note payable to Bank in monthly installments of interest only at LIBOR daily floating rate plus 3.5%; original maturity date was in July 2004, the Company has requested and the bank has agreed to extend the maturity date every 30 days; current maturity date is in January 2005; personally guaranteed by Company shareholders. This note was assumed by one of the Company's shareholders during the year ended August 31, 2005. (Note M)		1,250,000
Note payable on demand to a related party, interest payable at 6% per annum on repayment date; unsecured. (Note K and M)		237,569
Note payable on demand to a related party, interest payable at 6% per annum on repayment date; unsecured. (Note K and M)		852,905
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date is in May 2004; the Company shall repay the note with Company common stock. The Company is currently in default under the terms of the note agreement. (Note M)	120,000	120,000
Note payable; liabilities assumed pursuant to Assets Purchase Agreement with Pliant, interest payable at 12% per annum, interest due and principal due in March 2004; unsecured. The Company was in default under the terms of the note agreements at August 31, 2004. The note and all unpaid accrued interest was paid in full during the year ended August 31, 2005.		41,133
	1,159,069	3,040,896
Less: current portion	(365,148)	(3,040,896)
	$793,921	$-

Aggregate maturities of long-term debt as of August 31, 2005 are as follows:

2006	$365,148
2007	245,148
2008	548,773
2009	-
2010	-
Total	$1,159,069

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2005 and 2004 are as follows:

	2005	2004
Accounts payable	$1,533,596	$2,323,439
Accrued interest	-0-	2,462
Accrued payroll, payroll expenses and taxes	450,214	816,561
Other accrued expenses in connection with litigation (Note Q)	140,000	300,000
Total	$2,123,810	$3,442,462

NOTE I - SENIOR CONVERTIBLE NOTES PAYABLE

The Company began offering a 6.4% convertible note (“Convertible Note”) in April 2005 with an aggregate face value of $6,250,000 and a maturity of May 2007. Subsequent to April 2005, the Company authorized offering up to $7,187,500 aggregate face value of the notes. The Convertible Note was offered with a 20% discount, resulting in net proceeds before commissions of $5,000,000 to the Company of the initial offering amount and up to $5,750,000 if fully subscribed. The Convertible Note was initially offered only to holders of the Company’s Series A Preferred Stock. Included with the Convertible Notes were warrants to purchase one share of the Company’s common stock for each $2 of face value of Convertible Notes sold at an exercise price of $1.00 per share and a term which expires in June 2010. The Convertible Notes provide for conversion of the face amount of the notes into the Company’s common stock at $1.3325 per share and they provide for interest to be paid quarterly. The repayment of the Convertible Notes is secured by a first priority security interest in the Company’s intellectual property granted pursuant to a security agreement to be entered into by the Company. Upon the payment or conversion of $5,000,000 of the total Principal Amount of the Notes, the XML patents owned by Scientigo will be released from such security interest.

As of August 31, 2005, the Company sold Convertible Notes with a face value of $6,446,450 and received net proceeds of $5,157,160. In connection with issuance of the Convertible Notes, the Company issued warrants to its placement agent in exchange for services and commissions. The exercise prices of these warrants were below the fair market value of the Company's common stock. The Company has charged an aggregate of $640,364 to operations during 2005 in connection with the warrants issued to its placement agent (Note L). Additionally, the Company accounted for and charged to operations $1,289,290 of interest expense during the year ended August 31, 2005 in connection with the original 20% discount on the Convertible Notes sold through August 31, 2005 (see Note Q and R).

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE I - SENIOR CONVERTIBLE NOTES PAYABLE (Continued)

A summary of convertible notes payable at August 31, 2005 and August 31, 2004 is as follows:

	August 31, 2005	August 31, 2004
Convertible notes payable; 6.4% per annum; payable quarterly due May 2007; noteholders have the option to convert unpaid note principal into the Company’s common stock at $1.3325 per share. The noteholders are secured by a first priority security interest in the Company’s intellectual property	$6,446,450	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $471,439 and $0 at August 31, 2005 and 2004, respectively.	(2,948,358)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $338,766 and $0 at August 31, 2005 and 2004, respectively.	(2,143,322)	-
Total	$1,354,770	-
Less: current portion	-	-
	$1,354,770	-

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,419,797 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (22 to 25 months) as interest expense.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $2,482,088 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.03%, a dividend yield of 0%, and volatility of 102%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (22 to 25 months) as interest expense.

The Company amortized the Convertible Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $810,205 and $0 for the year ended August 31, 2005 and 2004, respectively.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE I - SENIOR CONVERTIBLE NOTES PAYABLE (Continued)

Aggregate maturities of senior convertible notes as of August 31, 2005 are as follows:

2006	$-
2007	6,446,450
Total	$6,446,450

NOTE J - DUE TO FACTOR

At August 31, 2005, the Company’s arrangement with its factor had been terminated in conjunction with the sale of the stock of the ecommerce support centers, inc. subsidiary (Note B). At August 31, 2004, the factoring arrangement provided for a $2,000,000 factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables are bought at 96.25% of their face amount. The Company receives a rebate of 2.40% for invoices paid by customers between one to thirty days, and 2.36% for invoices paid by customers after thirty days reduced by .04% per additional day such invoice remains outstanding. The arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Net charge to the Company is 1.35% of the invoices paid by customers between one to thirty days, and 1.39% after thirty days, increased by .04% per additional day such invoice remains outstanding. In connection with this agreement, the Company is required to maintain certain financial covenants. As of August 31, 2004, the Company is in default under the factor agreement.

At August 31, 2005 and 2004, balance due from factor (included in accounts receivable) was as follows:

	2005	2004
Accounts Receivable - Factored	$-	$604,488
Less: Advance from Factor	-	(483,590)
Net Due from Factor	$-	$120,898

NOTE K - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. As of August 31, 2005 and 2004, the Company had 13,320,992 and 13,391,693 shares of common stock issued and outstanding, respectively.

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

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE K - CAPITAL STOCK (Continued)

The Series A Preferred Stock provides for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and is payable in shares of the Series A Preferred Stock. During fiscal 2005, the Company approved a private placement offering of up to an additional $4,750,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Company had issued during fiscal 2004 and 2005 an aggregate of 2,251,407 and 2,516,270 shares of Series A Preferred Stock, in change for net proceeds of $2,772,260 and $2,969,350, respectively. The Company also issued an aggregate of 788,906 shares of Series A Preferred Stock to two significant shareholders in exchange for notes payable in the amount of $1,051,217 (Note M). In August 2005, pursuant to an exchange offer, the Company converted all of the Series A Preferred Stock and accrued unpaid dividends into Common Stock. This conversion resulted in the issuance of 5,923,335 shares of the Company’s common stock in exchange for 5,556,583 shares of Series A Preferred Stock previously issued and 366,752 shares of common stock issued as payment for dividends related to the Series A Preferred stock in the amount of $488,468. The issuance of common stock settled in full the cumulative preferred stock dividends of $427,401 and $61,067 accrued during the year ended August 31, 2005 and 2004, respectively.

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

The 2,000,000 shares of common stock held by the Escrow Agent pending any conversion of the Series B Convertible remain with the escrow agent. The shares were coded so as not be considered issued until the Series B Preferred Stock shareholders exercise the conversion right. As of August 31, 2005, none of the Series B Preferred Stock shareholders exercised the conversion right.

In November 2004, the Company’s two significant shareholders agreed to return 5,880,740 common shares to the Company’s treasury. In addition, these individuals cancelled a warrant that they owned which provided them with the right to purchase approximately 2,300,000 shares of common stock in the Company, they resigned from the Company’s Board of Directors and they converted a net of $1,051,217 in demand notes due them, net of accounts receivable due the Company into the Series A Preferred Stock. This transaction was completed in May 2005 when one of these shareholders returned an additional 159,630, valued at $239,445 (Note F), shares as inducement for the Company to make a $400,000 loan to him which would facilitate the return of his portion of the 5,880,740 shares. As of August 31, 2005, the 5,880,740 shares of common stock were returned and canceled by the Company.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE K - CAPITAL STOCK (Continued)

In March and May 2004, the Company issued an aggregate of 67,500 shares of its common stock to a consultant in exchange for stock options exercised at $0.01 per share. The Company received $68 of proceeds. The Company valued the stock options at the fair value of its common shares at the date the options were granted. Compensation costs of $91,800 were charged to operations during the year ended August 31, 2004 (Note L).

In August 2004, the Company authorized to issue an aggregate of 55,224 shares of its common stock to four Board of Director members in exchange for compensation expenses totaling $98,884. The shares were valued at $1.79 per share, which approximated the fair value of the shares issued during the period the services were rendered. Additionally, in connection with the Settlement Agreement and Mutual Release the Company entered into in August 2004 with the Company's former CEO and Board of Directors member ("Former CEO"), the Company accounted the 800,000 shares of the Company's common stock to be returned from Former CEO as common stock receivable and $356,334 of net cost in connection with the Settlement as a reduction in additional paid-in capital at August 31, 2005 (Note M). The Company received and canceled the 800,000 returned shares during fiscal year 2005.

During the year ended August 31, 2005, the Company issued an aggregate of 149,064 shares of common stock to employees, directors and consultants in exchange for services rendered. These shares were valued at approximately $1.20 to $1.85 per share, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs of $201,216 were charged to discontinued operations during the year ended August 31, 2005.

The Company also issued an aggregate of 235,970 shares of its common stock to consultants during the year ended August 31, 2005 upon the exercise of stock options at $0.01 per share. The Company received $2,059 of proceeds, net of costs and fees. The Company valued the stock options at the fair value of its common shares at the date the options were granted and compensation costs of $189,060 were charged to operations in prior period at the time the options were granted.

Common stock totaling 461,300 shares were issued in August 2005 in conjunction with the exercise of warrants ranging in price from $.85 to $1.00. The Company received proceeds of $413,204 related to these warrants. As of August 31, 2005, the Company had received $102,064 of warrant proceeds for which common shares had not yet been issued, this amount is included in stock subscription payable at year end and the shares purchased with these warrant exercises were issued subsequent to year end.

NOTE L - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at August 31, 2005, after giving effect to 1:10 reverse split in common stock in February 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01- $3.16	5,801,424	4.60	$2.03	1,897,259	$1.66

Transactions involving the Company’s options issuance are summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at August 31, 2003	302,210	$5.22
Granted	844,092	1.30
Exercised	(67,500)	.01
Cancelled	(12,875)	17.06
Outstanding at August 31, 2004	1,065,927	2.06
Granted	5,400,802	2.03
Exercised (Note K)	(235,970)	.01
Cancelled	(429,335)	2.88
Outstanding at August 31, 2005	5,801,424	$2.03

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE L - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at August 31, 2005 after giving effect to 1:10 reverse split in common stock in February 2003.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices:	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .85 - $7.81	12,082,809	2.94	$1.15	12,082,809	$1.15
$11.06 - $11.88	73,486	0.08	$11.45	73,486	$11.45
$12.81 - $15.00	16,350	0.36	$14.83	16,350	$14.83
	12,172,645	3.09	$1.29	12,172,645	$1.29

Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at August 31, 2003	4,135,176	$3.43
Granted	692,452	2.12
Exercised	-	-
Cancelled	(80,631)	16.89
Outstanding at August 31, 2004	4,746,997	$3.12
Granted	10,568,118	1.23
Exercised	(461,300)	0.89
Cancelled	(2,681,170)	0.45
Outstanding at August 31, 2005	12,172,645	$1.29

The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the years ended August 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.78 - 4.76%	1.06%
Expected stock price volatility	155 - 227%	90%
Expected dividend payout	-	-
Expected option life-years (a)	1.8 - 11.0	3.0 to 4.0

(a)The expected option/warrant life is based on contractual expiration dates.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE L - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

During the year ended August 31, 2004, the Company charged to operations compensation expenses in connection with granting stock options and warrants to consultants a total of $323,739. Additionally, included in the total numbers of stock options outstanding at August 31, 2004 were 193,377 stock options the Company granted to consultants in exchange for accrued service fees and services rendered, exercisable at $0.01 per share. The Company valued those options at the fair market value of its common stock at the date the options were granted. The options granted settled $64,349 of accrued service fees, and additional compensation expenses of $261,851 were charged to operations during the year ended August 31, 2004. As of August 31, 2004, the Company received $68 of proceeds or 67,500 stock options exercised at $0.01 per share, the Company valued those options at the fair market value of its common stock at the date the options were granted and $91,800 of compensation expense was charged to operations during the year ended August 31, 2004 (Note K). The Company also granted warrants to the consultant in exchange for one year of financing services. Financing costs of $383,579 was capitalized and amortized over twelve-month period. During the year ended August 31, 2005 and 2004, the Company charged to operations $63,931 and $319,648 of amortized financing costs.

During the year ended August 31, 2005, the Company issued an aggregate of 235,970 shares of common stock to employees and consultants in exchange for stock options exercised at $0.01 per share. The Company received $2,059 of proceeds, net of costs and fees. The Company valued those options at the fair market value of its common stock at the date the options were granted. Compensation costs of $189,060 were charged to operations during the year ended August 31, 2005 in connection with this transaction. The Company also issued options and warrants to suppliers, consultants and the placement agent which resulted in an aggregate charge of $483,913 to continuing and discontinued operations during fiscal 2005.

During the year ended August 31, 2005, the Company granted an aggregate of 3,223,225 warrants in connection with issuance of Convertible Notes, the Company recognized the value attributable to the warrants in the amount of $2,482,088 to additional paid-in capital and a discount against the Convertible Note (Note 1). The Company also issued an aggregate of 5,923,335 warrants, exercisable at $.85 per share, in connection with its Series A exchange offer (Note K). The market value per share of the Company's common stock exceeded the exercise price of these warrants at the time of the warrants were granted. The Company has accounted for and charged to operations an aggregate of $4,145,521 in connection with these in-the-money warrants during the year ended August 31, 2005.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE L - STOCK OPTIONS AND WARRANTS (Continued)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been $(13,787,941) and $(1.07), respectively for the year ended August 31, 2005 and $(9,371,751) and $(0.70), respectively for the year ended August 31, 2004.

NOTE M - RELATED PARTY TRANSACTIONS

Accounts receivable and other receivable-related parties at August 31, 2005 of $81,090 are payments made on behalf of The Tag Group, Inc. in anticipation of the purchase of substantially all of their assets. These payments to various vendors will be deducted from the purchase price paid to The Tag Group, Inc. at closing of the purchase transaction. At August 31, 2004, the balance of $277,119 is comprised of amounts due to the Company from J&C Nationwide, Inc. and Cheapseats, Inc., entities controlled by the Company's significant shareholder.

During the years ended August 31, 2005 and 2004, the Company provided services through its ecom subsidiary to three companies owned by former directors and/or officers of the Company. All of the revenue from these services are now included in the loss from discontinued operations. The amount of revenue included in this loss from discontinued operations is $-0- and $1,162,691 from Gibraltar Publishing, Inc., for the years ended August 31, 2005 and 2004, respectively. J&C Nationwide, Inc. and Cheapseats, Inc. revenues of $151,616 and $613,774 were also included in this loss from discontinued operations for the years ended August 31, 2005 and 2004, respectively.

The Company’s two largest shareholders agreed to return 5,880,740 common shares to the Company’s treasury in November 2004. In addition, these individuals cancelled a warrant that they owned which provided them with the right to purchase approximately 2,300,000 shares of common stock in the Company, they resigned from the Company’s Board of Directors and they converted a net of $1,051,218 in demand notes due them net of accounts receivable ($428,735) due the Company into the Series A Preferred Stock (Note K). This November 2004 transaction also resulted in one of these shareholders assuming $1,250,000 the Company’s bank debt that was secured by substantially all the assets of the Company (Note G). In exchange for this note assumption, the Company issued a $1,250,000 unsecured note to the shareholder which has a balance of $1,039,069 (Note G). This note assumption transaction also provided for the Company to make a $400,000 loan to the shareholder which has a one year term and is secured by approximately 1,100,000 shares of the Company’s common stock (Note F).

Jones Byrd & Attkisson, Inc. (“JBA”) has acted as placement agent for the Company’s Series A Preferred Stock and the 6.4% Senior Convertible Notes Payable (See Note Q and R). One of JBA’s principals is a director of the Company. In connection with such offerings, the Placement Agent has received $803,207 in cash commissions and warrants to purchase 1,817,887 shares of our Common Stock at cashless exercise prices ranging from $1.00 to $1.3325. JBA’s CFO is an investor in the Company’s 6.4% Senior Convertible Notes and joined the Company as its Chief Operating Officer in September 2005.

In August 2004, the Company entered into a Settlement Agreement and Mutual Release (“Settlement”) with the Company's former CEO and Board of Directors member (“Former CEO”). Pursuant to the Settlement, Former CEO agreed to sell to the Company 800,000 shares of the Company's common stock owned by him for an aggregate of $1.00 plus other good and valuable consideration. Former CEO and the Company agreed to certain releases of each other and certain

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE M - RELATED PARTY TRANSACTIONS (Continued)

affiliates, including Gibraltar.

In connection with the Settlement, the Company was legally released from its obligation of $176,146 of unpaid accrued salaries to Former CEO, and $203,770 of accrued expenses due to Gibraltar and other entities controlled by Former CEO. The Company legally released Gibraltar from obligations of $656,297 (net of allowance for doubtful account of $60,000) of trade payable due to the Company, and $80,753 of other expenses Gibraltar and other entities controlled by Former CEO indebted to the Company. The Company received and canceled the 800,000 shares of the Company’s common stock from Former CEO during the year ended August 31, 2005.

During the years ended August 31, 2005 and 2004, one of the Company’s principal shareholders advanced funds in the form of unsecured notes, interest payable at 6% per annum, to the Company for working capital purposes. As of August 31, 2005 and 2004, the amounts due to the shareholders are $-0- and $1,090,474 (Note G). These advances were repaid by conversion to Series A Preferred Stock as described in Note K above. Additionally, a Company principal shareholder advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of August 31, 2005 and 2004, the amount due to the shareholder is $120,000. The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. The Company is currently in default under the term of the note agreement (Note G)

NOTE N - BUSINESS CONCENTRATION

Revenue from continuing operations is not significant in fiscal 2004 or 2005. All of the revenue in 2004 came from one customer, while revenue in 2005 relates to four customers.

NOTE O - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted losses per share:

	2005	2004
Net loss available for common shareholders	$(11,617,393)	$(8,619,234)
Basic and fully diluted loss per share	$(0.90)	$(0.65)
Continuing operations	$(0.90)	$(0.34)
Discontinued operations	$0.00	$(0.31)
Weighted average common shares outstanding	12,884,516	13,293,655

For the years ended August 31, 2005 and 2004, 10,682,677 and 3,477,436 potential shares, respectively were excluded from shares used to calculate diluted earnings per share as their inclusion would reduce net losses per share.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE P - INCOME TAXES

The Company has adopted Financial Accounting Standard Number 109 (“SFAS 109”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,900,000, which expire through 2026. The deferred tax asset related to the carryforward is approximately $4,046,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of August 31, 2005 are as follows:

Non-current:
Net operating loss carryforward	$4,046,000
Valuation allowance	(4,046,000)
Net deferred tax asset	$–

NOTE Q - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under an operating lease in Charlotte, North Carolina for its corporate use. Commitments for minimum rentals under non-cancelable leases at August 31, 2005 are monthly payments averaging of $6,966 through September 2010. All operating leases in existence in fiscal 2004 have expired or been assigned to others in conjunction with the dispositions discussed in Note B..

Commitments for minimum rentals under non-cancelable leases at August 31, 2005 are as follows:

Year	Amount
2006	$80,157
2007	80,784
2008	83,232
2009	85,680
2010 and after	95,492
Total	$425,325

The Company incurred and charged to operations $67,684 and $15,097 in rental expense for the years ended August 31, 2005 and 2004, respectively.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE Q - COMMITMENTS AND CONTINGENCIES (Continued)

Capital Lease Commitments

All capital leases were included in the disposed ecom subsidiary discussed in Note B. At August 31, 2004, computer equipment and software includes the following amounts for capitalized leases. The capital leases and lease obligations were reclassified to net assets and net liabilities of discontinued operations in connection with the disposition of ecom during the year ended August 31, 2005. At August 31, 2005, all capital leases and lease obligations were transferred to Customerlinx and Lion Development Group II, Inc. (Note B).

Computer equipment and software	$1,234,202
Less: accumulated depreciation and amortization	(985,932)
$248,270

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

In September 2004, an order requesting the U.S. Attorney for Eastern District of North Carolina to prosecute an alleged criminal contempt of court by the Company, that occurred in the case of Tweddle Litho Corp. vs. Gilbralter and Scientigo, Inc., or Tweddle Case, was entered by a judge in the U.S. District Court, Eastern District of North Carolina in the United States District Court for the Eastern District of North Carolina. The U.S. Attorney for the Eastern District of North Carolina issued a criminal information against the Company alleging contempt of court by virtue of the Company's violation of a court order entered on May 13, 2004 in the Tweddle Case when the Company sold its wholly-owned subsidiary, Convergion on June 2, 2004 in violation of the provisions of the order of May 13, 2004 enjoining the Company from transferring any of the Company's assets out of the ordinary course of business. In October 2004, the Company and the U.S. Attorney entered into a written plea agreement whereby the Company agreed to pay $50,000 for the alleged criminal contempt of court. The matter was ruled on and accepted in U.S. District Court for the Eastern District of North Carolina in May 2005. The Company was also placed on probation for one year.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE Q - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

In April 2004, iGate, Inc. (“iGate”) filed a complaint against Gilbralter Publishing, Inc. (“Gilbralter”) and the Company in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that the Company was liable to iGate in the amount of approximately $725,000. iGate asserts that Gilbralter owed this sum to iGate and by virtue of an alleged fraudulent conveyance, iGate asserts that a fraudulent conveyance occurred when Gilbralter forgave $5,000,000 in liabilities of a wholly owned subsidiary of the Company which were guaranteed by the Company in exchange for the Company's issuing to Gilbralter shares of its Common Stock and warrants to purchase our Common Stock. In May 2004, default was entered against the Company. In November 2004, the court vacated the default and granted the Company leave to answer to the complaint. The Company filed its answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. The Company believes it has meritorious defenses to iGate’s claim and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc.

Edward Bohn filed a Complaint in June 2005 to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effort against the Company, to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against the Company and ecom., except for injunctive relief relating to the issuance of the Company’s stock. The Company has no liabilities asserted against either by Plaintiff or any of the Defendants. The Company believes it has meritorious defenses to the complaint and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In May 2005, the Company was notified by a software licensed monitoring group that it was not in compliance with certain computer software licensing agreements. The Company believes that it has meritorious defenses to the allegations and intends to vigorously defend itself against the claims.

In August 2005, the Company agreed to settle a claim from a consultant who had provided services to the Company during fiscal 2004.  This claim was paid subsequent to year end with $60,000 in cash and the issuance of 60,000 shares of the Company's common stock.  The financial statements for the year ended August 31, 2005 contain a charge to operations of $140,000 relating to this transaction.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE Q - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Securities Law Issue

Subsequent to the date of financial statements the Company determined that the 6.4% Senior Convertible Notes and Warrants that the Company issued to investors (Note I) may not have been exempt from the registration requirements under the Securities Act of 1933 or from the registration or qualification requirements under the securities laws of certain states. Consequently, the issuance of the Notes and Warrants may not have complied with the Securities Act of 1933 and the state securities laws of the states of Alabama, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Ohio, South Carolina, Utah and Virginia. The Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's Senior Convertible Notes were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation. The Company has elected to conduct a rescission offer to address these potential securities laws compliance issues by allowing the holders of the Notes and Warrants to rescind the purchase of such securities and sell those securities back to the Company if they so desire (see Note R).

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

MARKET CENTRAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE R - SUBSEQUENT EVENTS

Subsequent to the date of financial statements the Company determined that the 6.4% Senior Convertible Notes and Warrants (Note I) that the Company issued to investors may not have been exempt from the registration requirements under the Securities Act of 1933 or from the registration or qualification requirements under the securities laws of certain states. Consequently, the issuance of the Notes and Warrants may not have complied with the Securities Act of 1933 and the state securities laws of the states of Alabama, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Ohio, South Carolina, Utah and Virginia (Note Q). The Company elected to conduct a rescission offer to address these securities laws compliance issues by allowing the holders of the Notes and Warrants to rescind the purchase of such securities and sell those securities back to the Company if they so desire. Generally, if the rescission offer is accepted, the Company will repurchase such Notes and Warrants at the price investors paid, plus interest at the current state statutory rate per year, if any, from the date of purchase through the date of payment pursuant to the rescission offer, less interest previously paid to Note holders. This rescission offer will be accompanied by an exchange offer to Note holders who do not accept the rescission offer pursuant to which such holders will be entitled to receive, at their election, new notes and new warrants with more favorable conversion and exercise terms, respectively. The rescission offer will be available for a thirty-day period which will begin upon the effectiveness of a registration statement which the Company has filed with the SEC with respect to the rescission offer and exchange offer. While the Company's management does not believe a significant number of holders of the convertible debt will accept the rescission offer, there can be no assurances as to the ultimate outcome of the offer. Accordingly, should the rescission offer be accepted by a significant number of note holders, this may have a materially adverse affect on the Company's consolidated financial condition.

ITEM8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The registrant’s principal executive officers and principal financial officer, based on their evaluation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of August 31, 2005 have concluded that the registrant’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer , also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Market Central’s internal control over financial reporting. The registrant’s principal executive officers and principal financial officer have concluded that there were no changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant’s internal controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

As of September 30, 2005, our executive officers and directors were as follows:

Name	Age	Director Since	Position	Term Expires
Doyal G. Bryant	52	2004	Director, CEO	2007
Clifford A. Clark	53	2002	Director, CFO, Secretary	2005
Ronald L. Attkisson*	57	2004	Director	2007
Hoyt G. Lowder#	63	2004	Director	2007
Stuart J. Yarbrough*#	54	2005	Director, Chairman of the Board	2006
Paul Odom	56		Senior Vice President - Software Applications and Solutions
Cynthia S. White	58		Vice President and Chief Operations Officer

NOTE: The terms of the directors are divided into three separate three-year classes. Each director holds office until the year in which his term expires.

* member of Audit Committee

# member of Compensation Committee

Our Board of Directors has determined that Mr. Yarbrough qualifies as a financial expert as such term is defined by the SEC.

We do not have a nominating or corporate governance committee.

The business experience of each of the persons listed above during the past five years is as follows:

DOYAL G. BRYANT has served as our President and Chief Executive Officer since April 2004, and as a Director since October 2004. Mr. Bryant has over 25 years experience in senior corporate management, product development, financing, operations and sales in all of Scientigo's combined product areas. He joined Scientigo when we entered into a letter of intent to acquire Convey Systems in which he was an owner and President and CEO. Prior to Convey, from 1991 to 2003 Mr. Bryant held senior management or ownership positions in companies that provided financial and technical due diligence services for major investment banking firms with transactions valued at over $300 million. He played an integral part in the growth and development of major telecommunication companies such as ZTEL, Premiere Technologies, CommSouth, Talk.Com, PrimeTec International, and ATMNet. His companies have developed international joint venture agreements and investment transactions for Voice, VoIP, and Internet related services in Canada, Mexico, Australia, Japan, Hong Kong, as well as several European and South American countries. Mr. Bryant holds a B.S. in business administration from Drury College in Missouri and has performed additional studies at Oxford University in England.

CLIFFORD A. CLARK has been our VP of Finance since February 2001 and a director since July 2002. Since October 2004, Mr. Clark has also served as Corporate Secretary for Scientigo. Mr. Clark also serves as V.P. of Finance for Insource Business Strategies, Inc., a payroll processing and PEO headquartered in Mooresville, NC. Mr. Clark has held this position since August 2004. Mr. Clark has continued to perform consulting and financial advisory services for a number of companies. From 1999 to 2002, Mr. Clark served as Vice President of Finance for Gilbralter and other entities comprising Gilbralter. Mr. Clark served as President of Kane Realty from 1994 through 2001 and was also President of Parallel Corporation from 1991 through June 2003. Mr. Clark’s experience includes more than 25 years in numerous financial and accounting roles, including 11 years with Price Waterhouse and 5 years in the venture capital arena. Mr. Clark has a bachelor’s degree in Business Administration from the University of North Carolina at Chapel Hill.

HOYT G. LOWDER is senior vice president of FMI, Inc., a leading consulting company to the construction and contracting industry. Mr. Lowder is managing director of FMI’s southern regional office in Tampa. In addition to directing the management consulting activities for contractor clients, he also maintains primary responsibility for major manufacturers and suppliers of construction materials and equipment in North America. His current focus is on building value for selected major national and international construction-industry firms. As a specialist in strategic planning and marketing implementation, Mr. Lowder has extensive experience with the work acquisition process, in ascertaining the motives of major buyer groups and developing marketing and technology plans to help his clients gain a competitive advantage. Mr. Lowder holds bachelor of science and master of science degrees from North Carolina State University.

RONALD L. ATTKISSON has served as Chairman, Chief Executive Officer and President of Jones, Byrd & Attkisson, Inc. since its organization in 2003. Previously, Mr. Attkisson provided investment banking services through Attkisson, Carter & Company, which he founded in 1988 as Attkisson & Associates. Attkisson & Associates grew to be one of the largest independent securities firms in Atlanta while providing investment brokerage, advisory and banking services to both individual and corporate clients in over 30 states. Mr. Attkisson sold most of his interest in the firm in January 2001, but retained an association with the firm until May 2003, when he resigned from the firm before starting Jones, Byrd & Attkisson, Inc. Prior to founding Attkisson & Associates, Mr. Attkisson was associated with Interstate Securities and Johnson, Lane, Space, Smith & Company, which were predecessor firms to Wachovia Securities. Prior to this, he was a vice president at The Robinson-Humphrey Company from 1978 to 1981. Mr. Attkisson graduated from the University of North Carolina at Chapel Hill in 1970. Mr. Attkisson is a director of Seawright Holdings, Inc., One Travel Holdings, Inc. and REIGNMAKER Communications, Inc.

STUART J. YARBROUGH is currently a principal in CrossHill Financial Group, a private equity funding, mezzanine financing and bridge financing company based in the Washington, D.C. area, which Mr. Yarbrough co-founded in 1994. His experience includes advising clients in the negotiation of mergers and acquisitions, including due diligence, loan restructuring and refinancing, capital raising options and strategies, and strategic planning. Prior to founding CrossHill, he served on the Board of Directors and as the Managing Partner of both the Washington, D.C. and Richmond offices of BDO Seidman, an international accounting and management consulting firm. Mr. Yarbrough serves as a board member of SBR, Inc. Mr. Yarbrough is a graduate of Duke University where he was named to the Atlantic Coast Conference Honor Roll for outstanding academic and athletic achievement. He is a member of the Economic Club of Washington and a member of Leadership Washington.

PAUL S. ODOM was formerly the Founder, President, and Chief Technology Officer of Pliant Technologies Inc. where he created a revolutionary information management technology. He joined Scientigo when the assets of Pliant were acquired by us in 2003. Before forming Pliant Technologies Inc. in 1995, he was Vice President of Magisys Inc. where he led the design and implementation of software applications for oil field operations. As Manager of Process Systems Software for M. W. Kellogg from 1988 to 1994, he had responsibility for the development of software to automate engineering design processes. In addition, Mr. Odom has more than 16 years of experience in leading edge software applications development in the Oil and Gas industry, working with Dixie Corporation, ARCO Chemical Company, and The Standard Oil Company of Ohio. Mr. Odom has a Bachelor's degree in Chemical Engineering from the University of Arizona and currently holds five (5) patents in the area of information management and engineering.

CYNTHIA S. WHITE has served as our Chief Operations Officer since September 2005. During the last five years, Ms. White has been a consultant with Dover Holdings, LLC, Bisys and Strategic Foundations, LLC, most recently with Strategic Foundations, LLC. From August 2003 to the present, Ms. White has been the Financial and Operating Principal and CFO for Jones Byrd & Attkisson, Inc. Ms. White will end that consulting arrangement at such time that Jones Byrd & Attkisson transitions her position to her successor. Ms. White has over 25 years of experience in senior corporate management with emphasis on strategic planning, change management and systems/operations engineering. Focusing on the financial services industry including money center banks, investment banking firms, trading firms and brokerage companies she has developed and enhanced existing infrastructures to increase productivity while minimizing risk or regulatory exposure. Ms. White has provided corporate management services to such clients as Preferred Trade, FIMAT, Jones, Byrd & Attkisson, Inc., TradeStation, E-trade, ING, GE Capital, SunTrust, and Bank of America. At Bank of America in San Francisco, California, Ms. White was responsible for the processing of $60 billion in transactions per day as Director of Securities Operations. During her tenure at Bank of America, she designed, implemented and managed self-clearing securities operations, and developed international securities distribution channels for the Capital Markets Section 20 Broker/Dealer with a full range of products including equities, U.S. Treasury securities, corporate debt securities, municipal bonds, commercial paper and repurchase agreements. While at Bank of America, Ms. White refined a “production ready” process to be used for systems rollout that minimizes the risk of implementation. Ms. White holds a Bachelor of Science Degree in Applied Mathematics with a minor in Physics from North Carolina State University and holds the following securities licenses: a Series 7 - General Securities Registered Representative, a Series 24 - General Securities Principal, a Series 27 - Financial and Operations Principal, and a Series 53 - Municipal Securities Principal.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of our common stock. We believe that such reports have been filed by our directors and executive officers, but with respect to all such directors and executive officers, not in a timely manner. We do not believe that certain 10% holders of our Common Stock have filed such reports. We adopted a code of ethics that applies to the senior financial officers which includes the CEO, COO, CFO and principle accounting officer.

ITEM 10.	EXECUTIVE COMPENSATION

Our directors who are not our employees (“outside directors”) receive an annual director’s fee of $20,000 ($25,000 for the Chairman of our Audit Committee). In addition, each outside director upon his first election as a member of our board receives a grant of nonqualified stock options with an exercise price of the fair market value of our Common Stock at the time of grant. These options vest one-third immediately, one-third on the first anniversary of grant and one-third on the second anniversary of grant provided that such outside director remains a director on such anniversaries. Directors who are employed by us do not receive additional consideration for serving as directors, except that all directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at board and committee meetings.

On September 22, 2005, we granted each of our three outside directors, Messrs. Yarbrough, Attkisson and Lowder options to purchase 300,000 shares of our Common Stock at an exercise price of $1.35 per share for a term of five years.

The following Summary Compensation Table sets forth all compensation actually paid or accrued by us for services rendered to us for the years ended August 31, 2003, 2004 and 2005. to our Chief Executive Officer and former Chief Executive Officer and two other executive officers in fiscal 2005:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options
Doyal G. Bryant, CEO (1)	2005		$180,000	None	$13,026	________
	2004		$-0-	None	None	________
	2003		$-0-

Paul S.Odom, Senior Vice President - Software Apps and Solutions (2)	2005		$120,000	None	None	________
	2004		$120,000	None	None	________

Clifford A. Clark, CFO (3)	2005		$120,000	None	$8,097	________
	2004 2003	$ $	55,000 55,000	None None	None None	________

(1) Mr. Bryant became our CEO in April 2004 but was not compensated directly by us until October 2004. Payments to The  Tag Group, Inc. during fiscal 2004 which then compensated Mr. Bryant were $40,000. Mr. Bryant also received warrants in exchange for salary deferrals from October 2004 through April 2005 that were priced below market at the time of issuance, the amount by which market value at issuance exceeded exercise price is included as compensation and shown as Other Annual Compensation of $13,026.

(2) Mr. Odom has been an employee since July 2004 and his title was changed in fiscal 2005 to Senior Vice President - Software Applications and Solutions.

(3) Mr. Clark became our CFO in 2001. Mr. Clark also received warrants in exchange for salary deferrals from September 2004 through April 2005 that were priced below market at the time of issuance, the amount by which market value at issuance exceeded exercise price is included as compensation and shown as Other Annual Compensation of $8,097.

Employee Stock Option Plan

Our 2003 Amended and Restated Stock Plan (the "Plan"), assumed the 1996 Stock Option Plan, which was adopted in 1996 and amended in October 1997, July 2001, October 2003 and December 2003 to increase the number of issuable shares under the Plan to 3,000,000 shares of common stock. The purpose of the Plan is to encourage stock ownership by our management and employees, to provide an additional incentive for those employees to contribute to our success and to provide us with the opportunity to use stock options as a means of recruiting new managerial personnel where appropriate.

The Plan authorizes the grant of options which qualify as incentive stock options under Section 422A of the Internal Revenue Code ("qualified options"), as well as stock options which do not qualify under that section of the Code ("nonqualified options"). The Plan is administered by our Board of Directors who may delegate these duties to the Compensation Committee. The Board is authorized to select the individual employees to receive options under the Plan, the number of shares subject to each option, the option term and other matters specified in the Plan.

The Plan provides that the exercise price of any option may not be less than 100% of the fair market value of our stock at the date of grant, defined as the average bid and ask price over the prior five days' trading in which at least 1,000 shares have traded. Options must be granted within ten years from the date the Plan was approved by our shareholders.

A maximum of 3,000,000 shares of our Common Stock are authorized for issuance pursuant to options granted under the Plan, subject to adjustments to prevent dilution or enlargement of rights of participants in certain circumstances. As of August 31, 2005, 5,801,424 options were outstanding, 551,424 of which were issued inside the Plan. As of August 31, 2005, 518,092 shares are exercisable at an option price per share ranging from $.01 to $3.16 per share and with expiration dates from February 2005 through February 2009.

Profit Sharing Plan

We sponsor a qualified employee savings plan (commonly referred to as a “401K plan”) for all eligible employees, including all of our officers. Participants may make contributions from their gross pay (limited to 15% of the employee’s compensation, as defined up to $14,000 annually). We do not match any contributions. No other deferred compensation plan is currently in place.

Employment Agreements

We have employment agreements with three of our executive officers: Doyal G. Bryant, CEO, Clifford A. Clark, CFO and Paul S. Odom, Senior Vice President.

Mr. Bryant’s contract provides for an annual salary of $180,000 and will terminate on October 7, 2007. The contract provides for compensation in the case of a change of control of our Company which if Mr. Bryant elects to resign shall equal twice his annual salary and all unvested stock options immediately vesting. Compensation in the case of termination without cause provides for normal payout of the contract plus nine months additional compensation. The contract also provides for options for 4,000,000 shares of our common stock. These are divided into four equal traunches of 1,000,000 at prices of $1.60, $2.00, $2.25 and $2.50, respectively. The first 1,000,000, which are exercisable at $1.60, have vested; the remaining 3,000,000 options will vest upon achieving certain stock price goals.

Mr. Odom’s contract provides for an annual salary of $150,000 and terminates on January 14, 2009. The contract provides for compensation in the case of a change of control of our Company which if Mr. Odom elects to resign shall equal twice his annual salary and all unvested stock options immediately vesting. Compensation in the case of termination without cause provides for normal payout of the contract but must be no less than 24 months. The contract provides for options for 600,000 shares of our common stock. These are divided into three equal traunches of 200,000 at prices of $1.60, $2.00 and $2.25, respectively. The first 200,000, which are exercisable at $1.60, have vested; the remaining 400,000 options will vest upon achieving certain stock price goals.

Mr. Clark’s contract provides for an annual salary of $120,000 and will terminate on August 30, 2007. The contract provides for compensation in the case of a change of control of our Company which if Mr. Clark elects to resign shall equal twice his annual salary and all unvested stock options immediately vesting. Compensation in the case of termination without cause provides for normal payout of the contract but must be no less than 24 months. The contract provides for options for 375,000 shares of our common stock. These are divided into three equal traunches of 125,000 at prices of $1.60, $2.00 and $2.25, respectively. The first 125,000, which are exercisable at $1.60, have vested; the remaining 250,000 options will vest upon achieving certain stock price goals.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, as of October 17, 2005, with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.
NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS (2)

Doyal G. Bryant*	1,036,247 (3)	6.9%

Paul S. Odom*	275,308 (4)	1.9%

Clifford A. Clark*	178,949 (5)	1.3%

Cynthia S. White*	334,462 (6)	2.4%

Ronald L. Attkisson*	1,761,456 (7)	11.3%

Hoyt G. Lowder*	589,894 (8)	4.1%

Stuart J. Yarbrough*	317,529 (9)	2.2%

Glen H. Hammer	1,452,048 (10)	10.3%

William A. Goldstein	2,562,830 (11)	17.7%

All directors and executive officers as a group (7 persons in group)	4,493,844	25.0%

Note:	Unless otherwise noted, all persons address is 6701 Carmel Road, Suite 205 Charlotte, NC 27226

*	Director and/or executive officer

Note:
Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and investment power over the shares indicated above. (1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options  and stock warrants which are exercisable or convertible within sixty days from September 30, 2005.

(2)
Based upon 13,884,071 shares of Common Stock outstanding on October 17, 2005. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of October 17, 2005 and assumes the exercise of certain stock options and warrants held by such person (but not by anyone else) exercisable within sixty days.

(3)
Includes 1,000,000 shares that may be acquired by Mr. Bryant pursuant to the exercise of stock purchase options exercisable within sixty days at exercise price of $1.60 and warrants issued for the purchase of 36,247 shares at prices ranging from $.90 to $1.60.

(4)
Includes 36,749 shares owned by Mr. Odom and his spouse and 238,559 shares that may be acquired by Mr. Odom pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices of $1.60-$2.35.

(5)
Includes (i) 20,826 shares owned directly and (ii) 148,123 shares that may be acquired by Mr. Clark pursuant to the exercise of stock purchase options and warrants exercisable within sixty days at exercise prices from $.90 to $2.20 per share.

(6)
Includes (i) 140,712 shares that may be obtained upon the conversion of the 6.4% Convertible Notes owned by Ms. White and her spouse, which are convertible within sixty days at a conversion price of $1.3325 per share based upon the principal balance, and (ii) 100,000 options and 93,750 warrants exercisable within sixty days at exercise price of $1.00-$1.35.

(7)
Includes 10,000 shares owned directly by Mr. Attkisson or entities which he controls and 100,000 shares that may be acquired by Mr. Attkisson pursuant to the exercise of stock purchase options and 1,651,456 warrants exercisable within sixty days at exercise prices of $1.00 - $1.35.

(8)
Includes (i) 249,947 shares owned directly and (ii) 100,000 shares that may be acquired by Mr. Lowder pursuant to the exercise of stock purchase options and 239,947 warrants exercisable within sixty days of October 17, 2005 at an exercise price of $.85 - $1.35.

(9)
Includes (i) 59,964 shares of the Company’s common stock, (ii) warrants to purchase 96,589 shares of Company common stock within sixty days at an exercise price of $.85 - $1.00, (iii) 60,976 shares that may be obtained upon the conversion of the 6.4% Convertible Notes owned by Mr. Yarbrough, which are convertible within sixty days at a conversion price of $1.3325 per share based upon the undiscounted note balance and (iii) 100,000 shares that may be acquired by Mr. Yarbrough pursuant to the exercise of stock purchase options at $1.35. This does not include (i) 159,896 shares owned directly (ii) $750,000 principal amount of the Company’s 6.4% Senior Convertible Notes which are convertible within sixty days into 562,852 shares of the Company’s common stock, warrants to purchase 375,000 shares of Company common stock exercisable within sixty days at an exercise price of $1.00 per share and (iii) 159,896 warrants exercisable within sixty days at exercise price of $.85 per share, all of which are owned by an investment limited partnership of which Mr. Yarbrough is partial owner of the limited liability company which is the general partner of such investment partnership. Mr. Yarbrough disclaims any beneficial ownership of such shares and warrants.

(10)
Includes 1,172,509 shares owned directly by Mr. Hammer and 279,539 shares that may be acquired by Mr. Hammer pursuant to the exercise of warrants exercisable within sixty days of October 17, 2005 at an exercise price of $.85.

(11)
Includes 2,001,415 shares owned directly by Mr. Goldstein or entities he controls and 561,415 shares that may be acquired by Mr. Goldstein pursuant to the exercise of warrants exercisable within sixty days at an exercise price of $.85 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Placement Agent Commissions

The firm of Jones Byrd & Attkisson, Inc. has acted as Placement Agent for our prior offerings of Notes and Warrants and the Series A Preferred Stock. In connection with such offerings, the Placement Agent has received $803,207 in cash commissions and warrants to purchase 1,817,887 shares of our Common Stock at cashless exercise prices ranging from $1.00 to $1.3325. Additionally, we have agreed to pay fees to the Placement Agent, if allowed by applicable state law, in the event that holders convert certain notes or exercise certain warrants. Ronald L. Attkisson, one of our directors, is a principal of the Placement Agent. Cynthia White, our Vice President and Chief Operating Officer, has been the Financial and Operating Principal and CFO for the Placement Agent from August 2003 to the present. Ms. White will end that consulting arrangement at such time that the Placement Agent transitions her position to her successor.

TAG/Convey Transaction

Scientigo has entered into a non-binding letter of intent to purchase substantially all of the assets of The Tag Group, Inc., or TAG. These assets consist of cash, accounts receivable and certain proprietary products in the areas of web conferencing and collaboration and web-based PC support tools. Subject to the execution of definitive agreements, this transaction is now expected to be completed in late calendar year 2005. Audit issues relating to TAG caused the delays. TAG and its wholly-owned subsidiary, Convey Systems, Inc., or Convey, and Scientigo have executed an agreement whereby Scientigo is providing day-to-day management for Convey. Scientigo has received the net proceeds from sales of Convey products since April 15, 2004, and will continue to do so through the closing. The purchase price of these assets plus related expenses is expected to be up to approximately 1,180,488 shares of Scientigo's Common Stock. Doyal Bryant, President and Chief Executive Officer of Scientigo, is the beneficial owner of approximately 49% of the outstanding Common Stock of TAG. In such capacity, Mr. Bryant would have received a significant number of shares of our Common Stock in the event that the TAG/Convey transaction is consummated. Mr. Bryant has agreed to forego the receipt of any such shares and has no financial interest in the consummation of the TAG/Convey transaction. Mr. Thomas Gordy, a former director of Scientigo, received 300,000 warrants to purchase shares of Common Stock of Scientigo at $1.60 per share for providing services to Scientigo in connection with the transaction.

Recapitalization Transactions

In November 2004, after discussions with management regarding the capital structure of Scientigo, Scientigo's two largest beneficial stockholders (William A. Goldstein and Glen Hammer) notified Scientigo that they would return 5,880,740 shares of Common Stock to Scientigo's treasury, cancel warrants that they owned which provided them with the right to purchase approximately 2,300,000 shares of Common Stock in Scientigo, resign from Scientigo's Board of Directors and seek to convert approximately $1,000,000 in demand notes due from Scientigo into shares of Scientigo's Series A Preferred Stock. The purpose of the proposed transactions was to restructure the capitalization of Scientigo so that it could more readily raise additional capital needed to continue management's efforts to monetize the value of Scientigo's intellectual property portfolio. Mr. Goldstein returned 2,940,370 shares of Common Stock, cancelled warrants to purchase 2,300,000 shares of Common Stock (held jointly by Messrs. Goldstein and Hammer) and converted $701,786 of indebtedness into shares of Scientigo's Series A Preferred Stock effective April 22, 2005. Mr. Hammer was unable to return his shares of Common Stock to Scientigo because they were pledged as collateral for the repayment of his indebtedness. Therefore, Scientigo's bank debt of approximately $1,250,000 was assumed by Mr. Hammer in exchange for a note payable from Scientigo effective December 2004. At that time, Scientigo was released from such bank debt. This new note provided for interest only, at LIBOR plus 2.75%, through the earlier of when Mr. Hammer returned 2,940,370 shares of Common Stock to Scientigo, but no later than April 30, 2005. Effective April 20, 2005, Scientigo and Mr. Hammer entered into an agreement which terminated earlier agreements and provided for the contribution of 3,100,000 shares of Common Stock to Scientigo by Mr. Hammer. In return, Scientigo agreed to lend Mr. Hammer $400,000 of the proceeds of the Note Offering for the purpose of discharging indebtedness of Mr. Hammer, enter into a loan agreement with Mr. Hammer as previously agreed to including the payment of approximately $150,000 of the $1,250,000 principal of such indebtedness and issue Mr. Hammer 262,238 shares of the Series A Preferred Stock in payment of all other outstanding indebtedness of Scientigo to such stockholder. The $400,000 loan is being repaid out of the proceeds of the sale of a portion of the remaining shares of the Common Stock owned by Mr. Hammer and in any event is due not later than one (1) year from the date of such loan. All of such transactions were completed on May 31, 2005. In connection with these transactions, Mr. Hammer provided management with a proxy to vote his shares of Common Stock at the 2005 annual meeting of our stockholders. Neither Mr. Goldstein nor Mr. Hammer have any continuing interest in Scientigo other than as holders of Common Stock and warrants to purchase Common Stock.

During the years ended August 31, 2005 and 2004, we provided services through our E-commerce subsidiary to three companies owned by former directors and/or officers of the Company. All of the revenue from these services are now included in the loss from discontinued operations. The amount of revenue included in this loss from discontinued operations is $-0- and $1,162,691 from Gibraltar Publishing, Inc., for the years ended August 31, 2005 and 2004, respectively. J&C Nationwide, Inc. and Cheapseats, Inc. revenues of $151,616 and $613,774 were also included in this loss from discontinued operations for the years ended August 31, 2005 and 2004, respectively.

At August 31, 2005, we had made payments totaling $81,090 on behalf of The Tag Group, Inc. in anticipation of the purchase of substantially all of their assets. These payments to various vendors will be deducted from the purchase price paid to The Tag Group, Inc. at the closing of the purchase transaction.

We previously leased office space to Gilbralter, owned by a former officer and director of Scientigo, in our former facility in Jacksonville, North Carolina. We no longer occupy the space and therefore no longer lease the space to Gilbralter.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Market Central, Inc. filed in Delaware on November 2, 2005 (previously filed as Exhibit 3.1 to Form S-4 filed November 10, 2005)
3.2	By-Laws of Market Central, Inc. (previously filed as Exhibit 3.2 to Form S-4 filed November 10, 2005)
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-SB/A dated December 31, 1997)
4.2	Certificate of Designations for Series A Convertible Preferred Stock Certificate (previously filed as Exhibit 4.2 to Form 10-QSB dated April 15, 2004)
4.3	Certificate of Designations for Series B Convertible Preferred Stock Certificate (previously filed as Exhibit 4.1 to Form 10-QSB dated April 15, 2004)
4.4	Convertible Preferred Stock Purchase Agreement dated March 25, 2004 between Market Central, Inc. and Armadillo Investments, Plc (previously filed as Exhibit 4.4 to Form S-4 filed November 10, 2005)
4.5	Registration Rights Agreement dated March 25, 2004, between Market Central, Inc. and Armadillo Investments, Plc (previously filed as Exhibit 4.5 to Form S-4 filed November 10, 2005)
4.6	Form of 2005 6.4% Senior Convertible Note (previously filed as Exhibit 4.6 to Form S-4 filed November 10, 2005)
4.7	Form of A 8% Senior Convertible Note (previously filed as Exhibit 4.7 to Form S-4 filed November 10, 2005)
4.8	Form of B 8% Senior Convertible Note (previously filed as Exhibit 4.8 to Form S-4 filed November 10, 2005)
4.9
Security Agreement dated as of September , 2005, between Market Central, Inc. for the benefit of the secured parties signatory hereto pursuant to powers of attorney granted to CrossHill Georgetown Capital, LP (previously filed as Exhibit 4.9 to Form S-4 filed November 10, 2005)

4.10	Form of Preferred Stock Warrant to Purchase Common Stock (previously filed as Exhibit 4.10 to Form S-4 filed November 10, 2005)
4.11	Form of Warrant to Purchase Common Stock (previously filed as Exhibit 4.11 to Form SB-2/S-4 filed November 10, 2005)

4.12	Form of A Warrant to Purchase Common Stock (previously filed as Exhibit 4.12 to Form S-4 filed November 10, 2005)
4.13	Form of B Warrant to Purchase Common Stock (previously filed as Exhibit 4.13 to Form S-4 filed November 10, 2005)
4.14	Amendment to Security Agreement dated November 7, 2005, between Market Central, Inc. and CrossHill Georgetown Capital, LP (previously filed as Exhibit 4.14 to Form S-4 filed November 10, 2005)
10.1	Market Central, Inc. 2003 Amended and Restated Stock Plan (previously filed as Appendix B to Definitive Proxy Statement dated December 19, 2003)
10.2	Settlement Agreement and Mutual Release dated August 20, 2004, between Market Central, Inc. and Terrence J. Leifheit (previously filed as Exhibit 10.18 to Form 8-K dated August 30, 2004)
10.3	Employment Agreement between Market Central, Inc. and Clifford Clark dated September 1, 2004 (previously filed as Exhibit 10.3 to Form S-4 filed November 10, 2005)
10.4	Employment Agreement between Market Central, Inc. and Doyal Bryant dated October 8, 2004 (previously filed as Exhibit 10.4 to Form S-4 filed November 10, 2005)
10.5	Employment Agreement between Market Central, Inc. and Paul Odom dated January 15, 2005 (previously filed as Exhibit 10.5 to Form S-4 filed November 10, 2005)
10.6
Asset Purchase Agreement dated May 23, 2005, between E-Commerce Support Centers, Inc. and Customerlinx of North Carolina, Inc. regarding the sale of substantially all of the assets of E-Commerce (previously filed as Exhibit 10.1 to Form 8-K dated May 23, 2005) .

10.7
Stock Purchase Agreement dated August 31, 2005, between Market Central, Inc. and Lion Development Group II, Inc. with respect to the sale of all of the capital stock of E-Commerce Support Centers, Inc. (previously filed as Exhibit 10.1 to Form 8-K dated August 31, 2005)

14.1	Market Central, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to Form S-4 filed November 10, 2005)
14.2	Market Central, Inc. Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.2 to Form S-4 filed November 10, 2005)
21.1	Subsidiaries of Market Central, Inc. (previously filed as Exhibit 21.1 to Form S-4 filed November 10, 2005)
23.1	Consent of Russell Bedford Stefanou Mirchandani LLP.*
23.2	Consent of Russell Bedford Stefanou Mirchandani LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*
32.2	Section 1350 Certification*

*Filed herewith

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which were paid to the Company’s independent auditors:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$127,667	$135,040
Audit Related Fees	-	-
Tax Fees	19,250
All Other Fees	-	-
Total Fees	$146,917	$135,040

Audit Fees. Consists of fees billed for professional services rendered for the audit of Market Central’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Market Central’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

Policy on Audit Committee Pre-Aproval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

MARKET CENTRAL, INC. (Registrant)

Date: November 10, 2005	By:	/S/ Doyal Bryant
Doyal G. Bryant
President, and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Doyal G. Bryant	President, Director	November 10, 2005
Doyal G. Bryant

/S/Stuart J. Yarbrough	Director	November 10, 2005
Stuart J. Yarbrough

/S/Hoyt G. Lowder	Director	November 10, 2005
Hoyt G. Lowder

/S/Ronald L. Attkisson	Director	November 10, 2005
Ronald L. Attkisson

/S/ Clifford A. Clark	Vice President Finance and Director	November 10, 2005
Clifford A. Clark