Form 10QSB
period 2005-11-30
MARKET CENTRAL INC
filed 2006-01-17
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 0R
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2005

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

Class: Common Stock, $.001 par value

Outstanding as of December 31, 2005: 14,309,612 shares
Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited Condensed Consolidated Financial Statements for the three months ended November 30, 2005 and November 30, 2004 have been prepared by Market Central, Inc., a Delaware corporation.

MARKET CENTRAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	August 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,020,778	$2,124,029
Accounts receivable, net of allowance for doubtful accounts of $0 at November 30, 2005 and August 31, 2005	-	10,000
Other receivable - related party (Note H)	101,474	81,090
Notes receivable - related parties (Notes C and H)	223,085	378,003
Prepaid expenses and other current assets	96,652	124,777
Total Current Assets	1,441,989	2,717,899

Property and Equipment:
Furniture and fixtures	39,653	69,526
Computers and software	264,822	185,985
	304,475	255,511
Less: accumulated depreciation	(129,367)	(120,349)
Property and Equipment, net	175,108	135,162

Other Assets:
Goodwill	745,050	745,050
Deposits and other	-	2,524
Intangible assets, net of accumulated amortization of $72,890 and $64,880 at November 30, 2005 and August 31, 2005, respectively (Note J)	515,041	32,338
Total Other Assets	1,260,091	779,912

Total Assets	$2,877,188	$3,632,973

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,238,507	$2,123,810
Note payable to related parties (Note D and H)	465,148	365,148
Unearned income (Note C)	119,723	181,101
Total Current Liabilities	2,823,377	2,670,059

Senior Convertible Notes Payable (Note E)	2,067,391	1,354,770
Notes payable to related parties, long term portion (Note D and H)	732,634	793,921
Other long term liabilities	343	546
Total Long-term Liabilities	2,800,368	2,149,237

Total Liabilities	5,623,745	4,819,296

Commitments and Contingencies (Note I)	-	-

Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series B 350,000 shares issued and outstanding at November 30, 2005 and August 31, 2005 (Note F)	350	350
Common stock, par value $.001 per share; 75,000,000 shares authorized; 14,255,694 and 13,320,992 shares issued and outstanding
at November 30, 2005 and August 31, 2005, respectively (Note F)	14,256	13,321
Stock subscription payable (Note F)	-	102,064
Additional paid-in-capital	44,387,797	43,278,143
Accumulated deficit	(47,148,959)	(44,580,201)
Total Deficiency in Stockholders' Equity	(2,746,556)	(1,186,323)
Total Liabilities and Deficiency in Stockholders' Equity	$2,877,188	$3,632,973

See accompanying footnotes to the unaudited condensed consolidated financial statements.

MARKET CENTRAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004
Revenues, net	$1,517	$1,770
Cost of sales	-	2,454
Gross profit	1,517	(684)

Operating expenses:
Selling, general and administrative	1,534,604	887,229
Depreciation and amortization	17,028	11,431
Total operating expenses	1,551,632	898,660

Loss from operations	(1,550,115)	(899,344)

Other income, net (Note C)	59,861	-
Interest expenses, net	(1,078,504)	(27,552)
Total other expenses	(1,018,643)	(27,552)

Loss from continuing operations, before income taxes and discontinued operations	(2,568,758)	(926,896)

Provision for income taxes	-	-

Loss from continuing operations, before discontinued operations	(2,568,758)	(926,896)

Loss from discontinued operations (Note B)	-	(151,240)

Net loss	$(2,568,758)	$(1,078,136)

Cumulative convertible preferred stock dividend requirements (Note F)	-	(32,552)

Net loss attributable to common shareholders	$(2,568,758)	$(1,110,688)

Net loss per common share (basic and assumed diluted)	$(0.20)	$(0.08)
Continuing operations:	$(0.20)	$(0.07)
Discontinued operations:	$-	$(0.01)

Weighted Average Shares Outstanding
Basic and assumed diluted	13,000,015	13,427,147

See accompanying footnotes to the unaudited condensed consolidated financial statements.

MARKET CENTRAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004

Net cash used in operating activities	$(1,426,219)	$(798,234)

Net cash used in investing activities	(298,964)	(12,774)

Net cash provided by financing activities	621,932	466,909

Net decrease in cash and cash equivalents	(1,103,251)	(344,099)
Cash and cash equivalents at beginning of period	2,124,029	344,099

Cash and cash equivalents at end of period	$1,020,778	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$121,374	$28,227
Common stock issued in exchange for services rendered (Note F)	-	107,900
Common stock issued in exchange for conversion of notes payable (Note E and F)	250,000	-
Common stock issued in exchange for accrued liabilities (Note F)	60,000	-
Common stock issued in connection with acquisition of intangible assets (Note B and F)	140,713	-
Common stock issued in exchange for officer compensation (Note F)	13,000	-
Warrants issued in exchange for services rendered (Note G)	4,250	-
Beneficial conversion feature on convertible notes payable (Note E)	66,751	-
Value of warrants attached to convertible notes (Note E)	75,560	-
Notes payable issued in connection with acquisition of intangible assets (Note B and D)	100,000	-

See accompanying footnotes to the unaudited condensed consolidated financial statements.

MARKET CENTRAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ending November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Market Central, Inc. (the "Company") is a software and intellectual property enterprise with products which provide a platform to build a suite of software for Enterprise Content Management (ECM) needs. The Company holds multiple patents and patent-pending technologies and has developed the suite of products that provides solutions for managing the significant quantities of electronic information available today. The Company’s software includes next generation ECM capabilities. ECM includes: intelligent search for the internet and each enterprise, classification and intelligent document recognition.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Convey Systems International, Inc. (“CSI”), and majority-owned subsidiary, Tigo Search, Inc. (“TSI”). TSI was a wholly-owned subsidiary until November 28, 2005 when the Company acquired the Find.com URL and related intangible assets in a transaction which included issuing the seller 49% of TSI’s common stock. This transaction resulted in the Company being the majority owner, owning 51% of the issued shares of TSI (Note B). The TSI subsidiary was established for the acquisition of and development of the Find.com URL and business related to that URL. The business became active in November, 2005.

The Company sold its ecom subsidiary in August, 2005. The ecom business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for the three months ended November 30, 2004 have been restated to reflect discontinued operations accounting. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest in Subsidiaries

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries. The minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company’s operations, as majority owner.

Stock-based Compensation

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

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended August 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company used the Black-Scholes pricing model prior to August 31, 2005. Effective September 1, 2005, the Company adopted the Binomial pricing model. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes and Binomial pricing model assumptions are presented in Note G):

	For the Three Months Ended November 30,
	2005	2004
Net loss - as reported	$(2,568,758)	$(1,078,136)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB.
No. 25)	-	-
Deduct: Total stock-based employee compensation expense as reported under fair value-based method
(SFAS No. 123)	(1,376,275)	(292,375)
Net loss - Pro forma	$(3,945,033)	$(1,370,511)
Net loss attributable to common stockholders - Pro forma	$(3,945,033)	$(1,403,063)
Basic (and assuming dilution) loss per share - as reported	$(0.20)	$(0.08)
Basic (and assuming dilution) loss per share - Pro forma	$(0.30)	$(0.10)

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

NOTE B - ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

Tigo Search, Inc.

Tigo Search, Inc. was formed as a wholly-owned subsidiary of the Company during the year ended August 31, 2005. On November 28, 2005, the Company entered into a transaction whereby in exchange for 49% of Tigo Search, Inc. and $250,000 in cash, issuance of a promissory note in the amount of $100,000 (Note D) and 112,570 shares of the Company’s common stock, valued at $140,713 (Note F), the Find.com URL and certain other related intangible assets would be owned by Tigo Search, Inc. Tigo Search, Inc. had no assets or liabilities prior to this transaction.

For the period ended November 30, 2005, the minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, the Company’s consolidated net loss included the net loss from Tigo Search, Inc. in the amount of $28,341, as majority owner.

ecommerce support centers, inc.

On May 23, 2005, the Company sold substantially all the assets that comprise its call center operations (“ecom”). On August 31, 2005, the Company entered into an agreement to sell all of the outstanding capital stock of the ecom to Lion Development Group II, Inc. The financial statements for the three months ended November 30, 2004 reflect the operating results of the discontinued operations separately from continuing operations.

Operating results for the ecommerce support centers, inc. discontinued operations for the three months ended November 30, 2004 were:

Revenues	$1,432,686
Costs and Expenses	1,583,926
Net loss before tax	(151,240)
Income tax provision (benefit)	-
Net loss	$(151,240)

NOTE C - NOTES RECEIVABLE - RELATED PARTIES

At November 30, 2005 and August 31, 2005, the Company has a note receivable from one its largest shareholders with a balance of $223,085 and $378,003, respectively. This note, which had an original balance of $400,000, matures on May 31, 2006 and is secured by approximately 1,100,000 shares of the Company’s common stock. The note does not provide for interest except that the Company received 159,630 shares of its common stock as an inducement to make this loan. These shares were valued at $239,445 and this amount is being amortized over the one-year life of the note. Unearned income includes $119,723 and $181,101of unamortized value of these shares at November 30, 2005 and August 31, 2005, respectively. Other income includes $59,861 and $-0- related to this share value for the three months ended November 30, 2005 and 2004, respectively.

NOTE D - NOTES PAYABLE

Notes Payable at November 30, 2005 and August 31, 2005 are as follows:

	November 30, 2005	August 31, 2005
Note payable to a related party in monthly installments of $20,429 plus interest at LIBOR monthly floating rate plus 2.75%; unsecured; all remaining unpaid amount becomes due in May 2008 (Note H)	$977,782	$1,039,069
Note payable due sixty days after the termination of the rescission (Note I) and exchange period specified in the Company’s registration statement on Form S-4/SB-2, with interest at 4.75% secured by a portion of the common stock of Tigo Search, Inc. The expiration date of the rescission offer and effective date of the Form S4 is still unknown as of the date of this report.	100,000	-
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date is in May 2004; the Company shall repay the note with Company common stock. The Company is currently in default under the terms of the note agreement. (Note H)	120,000	120,000
	1,197,782	1,159,069
Less: current portion	(465,148)	(365,148)
	$732,634	$793,921

Aggregate maturities of long-term debt as of November 30, 2005 are as follows:

2006	$465,148
2007	245,148
2008	487,486
2009	-
2010	-
Total	$1,197,782

NOTE E - SENIOR CONVERTIBLE NOTES PAYABLE

The Company began offering a 6.4% convertible note (“Convertible Note”) in April 2005 with an aggregate face value of $6,250,000 and a maturity of May 2007. Subsequent to April 2005, the Company authorized offering up to $7,187,500 aggregate face value of the notes. The Convertible Notes were offered with a 20% discount, resulting in net proceeds before commissions of $5,000,000 to the Company of the initial offering amount and up to $5,750,000 if fully subscribed. The Convertible Notes were initially offered only to holders of the Company’s Series A Preferred Stock. Included with the Convertible Notes were warrants to purchase one share of the Company’s common stock for each $2 of face value of Convertible Notes sold at an exercise price of $1.00 per share and a term which expires in June 2010. The Convertible Notes provide for conversion of the face amount of the notes into the Company’s common stock at $1.3325 per share and they provide for interest to be paid quarterly. The repayment of the Convertible Notes is secured by a first priority security interest in the Company’s intellectual property granted pursuant to a security agreement to be entered into by the Company. Upon the payment or conversion of $5,000,000 of the total Principal Amount of the Notes, the XML patents owned by Scientigo will be released from such security interest.

During the three months ended November 30, 2005, the Company sold additional $187,500 of notes, and two noteholders of the outstanding Convertible Notes elected to convert $250,000 of the notes into 187,716 shares of the Company’s common stock. As of November 30, 2005 and August 31, 2005, the Company sold Convertible Notes with a face value of $6,633,950 and $6,446,450 and received net proceeds of $5,307,160 and $5,157,160, respectively. In connection with issuance of the Convertible Notes, the Company issued warrants to its placement agent in exchange for services and commissions. The exercise prices of these warrants were below the fair market value of the Company's common stock. The Company has charged an aggregate of $4,250 and $-0- to operations during the three months ended November 30, 2005 and 2004, respectively in connection with the warrants issued to its placement agent and $7,500 and $-0- in cash payments of commissions on sales of convertible notes during the three months ended November 30, 2005 and 2004, respectively. Additionally, the Company accounted for and charged to operations $37,500 and $-0- of interest expense during the three months ended November 30, 2005 and 2004, respectively, in connection with the original 20% discount on the Convertible Notes.

A summary of convertible notes payable at November 30, 2005 and August 31, 2005 is as follows:

	November 30, 2005	August 31, 2005
Convertible notes payable; 6.4% per annum payable quarterly; due May 2007; noteholders have the option to convert unpaid note principal into the Company’s common stock at $1.3325 per share. The noteholders are secured by a first priority security interest in the Company’s intellectual property.	$6,383,950	$6,446,450
Debt Discount - beneficial conversion feature, net of accumulated amortization and write-off of $1,002,005 and $471,439 at November 30, 2005 and August 31, 2005, respectively.	(2,484,544)	(2,948,358)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and write-off of $725,632 and $338,766 at November 30, 2005 and August 31, 2005, respectively.	(1,832,015)	(2,143,322)
Total	$2,067,391	$1,354,770
Less: current portion	-	-
	$2,067,391	$1,354,770

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,486,549 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (21 to 25 months) as interest expense.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 00-27”), the Company recognized the value attributable to the warrants in the amount of $2,557,647 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using a binomial pricing model (Black-Scholes pricing model prior to August 31, 2005) and the following assumptions: contractual terms of 5 years, an average risk-free interest rate of 3.84%, a dividend yield of 0%, and volatility of 93.25%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (21 to 25 months) as interest expense.

The Company amortized the Convertible Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $738,284 and $0 for the three months ended November 30, 2005 and 2004, respectively. The conversion of the $250,000 in face value of the convertible notes resulted in the write-off of the unamortized portion of the debt discount totaling $179,148 for the period ended November 30, 2005.

Aggregate maturities of senior convertible notes as of November 30, 2005 are as follows:

2006	$-
2007	6,383,950
Total	$6,383,950

NOTE F - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. As of November 30, 2005 and August 31, 2005, the Company had 14,255,694 and 13,320,992 shares of common stock issued and outstanding, respectively, and 350,000 and 350,000 shares of Series B Preferred Stock issued and outstanding, respectively.

During the three months ended November 30, 2005, the Company issued an aggregate of 934,702 shares of common stock. Included in this total were a) 187,617 shares issued in conjunction with the conversion of $250,000 face value of the 6.4% convertible notes at a price of $1.3325 per share (Note E); b) 551,517 shares issued upon the exercise of $.85 warrants which provided $468,789 in proceeds including the amount reflected as common stock payable of $102,064 at August 31, 2005; c) 60,000 shares issued in conjunction with the settlement of a lawsuit that was accrued for at August 31, 2005; d) 1,436 shares issued to ex-employees upon the exercise of stock options at $0.01 per share; the stock options were valued at the fair value of the Company’s common stock at the date the options were granted during prior periods; this provided the Company with $14 in proceeds; e) 11,562 shares issued upon the exercise of $1.00 warrants which provided $11,562 in proceeds; f) 10,000 shares issued to a third party and valued at $1.30 per share for a total of $13,000; these costs are included in compensation expense and treated as compensation to one of the Company’s executive officers; and g) 112,570 shares issued in conjunction with the acquisition, on November 28, 2005, of Find.com; these were valued at $140,712 (Note B).

In December 2003, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock "). Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference which is senior to the Company's Common Stock. In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock was convertible into one share of the Company's common stock after a one-year period from the date of issuance.

The Series A Preferred Stock provided for a 4% annual cumulative dividend, that is payable when declared by the Company's Board of Directors and was payable in shares of the Series A Preferred Stock. In August 2005, pursuant to an exchange offer, the Company converted all of the previously issued and outstanding Series A Preferred Stock and accrued unpaid dividends into Common Stock. The issuance of common stock settled in full the cumulative preferred stock dividends; during the three months ended November 30, 2004, these dividends totaled $32,552.

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

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at November 30, 2005, after giving effect to 1:10 reverse split in common stock in February, 2003:

Options Outstanding				Options Exercisable
		Weighted Avera	Weighted		Weighted
Exercise Price	Number Outstanding	Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ .01 - $3.16	8,273,745	2.93	$1.83	4,442,082	$1.67

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	1,065,927	2.06
Granted	5,400,802	2.03
Exercised	(235,970)	.01
Cancelled	(429,335)	2.88
Outstanding at August 31, 2005	5,801,424	$2.03
Granted	2,673,757	1.43
Exercised (Note F)	(1,436)	.01
Cancelled	(200,000)	2.33
Outstanding at November 30, 2005	8,273,745	1.83

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at November 30, 2005 after giving effect to 1:10 reverse split in common stock in February, 2003.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$.85 - $7.81	11,771,540	2.07	$1.20	11,771,540	$1.20
$11.06 - $11.88	3,750	(0.50)	$11.06	3,750	$11.06
$12.81 - $15.00	15,100	(0.61)	$15.00	15,100	$15.00
	11,790,390	2.06	$1.22	11,790,390	$1.22

Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	4,746.997	3.12
Granted	10,568,118	1.23
Exercised	(461,300)	0.89
Cancelled	(2,681,170)	0.45
Outstanding at August 31, 2005	12,172,645	$1.29
Granted	251,811	1.04
Exercised (Note F)	(563,079)	0.85
Cancelled	(70,987)	11.50
Outstanding at November 30, 2005	11,790,390	1.22

The Company used the Black-Scholes pricing model prior to August 31, 2005. Effective September 1, 2005, the Company adopted the binomial option price model. The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the three months ended November 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values are as follows:

	2005	2004
Significant assumptions (weighted average):
Risk free interest rate at grant date	3.88 - 6.31%	1.78%
Expected stock price volatility	100.54 - 103.06%	24%
Expected dividend payout	-	-
Expected option life-years (a)	2.5 - 3.0	4.0 - 6.0

 (a) The expected option/warrant life is based on contractual expiration dates.

During the three-month period ended November 30, 2005 and 2004, the Company charged to operations compensation expenses in connection with granting warrants in exchange for services rendered in the amount of $4,250 and $0, respectively. During the period ended November 30, 2005, the Company also granted 93,750 warrants to the noteholders in connection with issuance of convertible notes (Note E). The Company recognized the value attributable to the warrants in the amount of $75,560 to additional paid-in capital and a discount against the Convertible Notes (Note E).

During the three-month period ended November 30, 2005, the Company issued an aggregate of 551,517 and 11,562 shares of common stock to convertible noteholders and Series A Preferred Stock shareholders in exchange for warrants exercised at $0.85 and $1.00 per share, respectively (Note F). The Company also issued 1,436 shares of common stock to ex-employees upon the exercise of stock options at $0.01 per share. The Company received $14 of proceeds and the stock options were valued at the fair value of the Company’s common stock at the date the options were granted during prior periods.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been $(3,945,033) and $(0.30), respectively for the three months ended November 30, 2005 and $(1,403,063) and $(0.10), respectively for the three months ended November 30, 2004.

NOTE H - RELATED PARTY TRANSACTIONS

Other receivable-related parties at November 30, 2005 of $101,474 are payments made on behalf of The Tag Group, Inc. in anticipation of the purchase of substantially all of their assets. These payments to various vendors will be deducted from the purchase price paid to The Tag Group, Inc. at closing of the purchase transaction. At August 31, 2005, the balance was $81,090.

During the three months ended November 30, 2004, the Company provided services through its ecom subsidiary to a company owned by a former director of the Company. All of the revenue from these services is now included in the loss from discontinued operations. The amount of revenue included in this loss from discontinued operations is $112,900 from Cheapseats, Inc.

In November 2004 a series of transactions and agreements with two significant shareholders of the Company resulted in one of these shareholders assuming $1,250,000 of the Company’s bank debt. In exchange for this note assumption, the Company issued a $1,250,000 unsecured note to the shareholder which has a balance of $977,782 and $1,039,069 at November 30, 2005 and August 31, 2005, respectively. This note assumption transaction also provided for the Company to make a $400,000 loan to the shareholder which has a one-year term and is secured by approximately 1,100,000 shares of the Company’s common stock. The balance of this note receivable is $223,085 and $378,003 at November 30, 2005 and August 31, 2005 respectively.

Jones Byrd & Attkisson, Inc. (“JBA”) has acted as placement agent for the Company’s Series A Preferred Stock and the 6.4% Senior Convertible Notes Payable. One of JBA’s principals is a director of the Company. In connection with such offerings, the Placement Agent received $7,500 in cash commissions and warrants to purchase 15,000 shares of the Company's Common Stock at cashless exercise prices of $1.00 during the three months ended November 30, 2005. JBA’s CFO is an investor in the Company’s 6.4% Senior Convertible Notes and joined the Company as its Chief Operating Officer in September, 2005.

One of the Company’s principal shareholders advanced funds in the form of an unsecured, non-interest bearing note to the Company for working capital purposes. As of November 30, 2005 and August 31, 2005, the amount due to the shareholder is $120,000. The Company shall repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. The Company is currently in default under the term of the note agreement.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

In April, 2004, iGate, Inc. (“iGate”) filed a complaint against Gilbralter Publishing, Inc. (“Gilbralter”) and the Company in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that the Company was liable to iGate in the amount of approximately $725,000. iGate asserts that Gilbralter owed this sum to iGate and by virtue of an alleged fraudulent conveyance, iGate asserts that a fraudulent conveyance occurred when Gilbralter forgave $5,000,000 in liabilities of a wholly-owned subsidiary of the Company which were guaranteed by the Company in exchange for the Company's issuing to Gilbralter shares of its Common Stock and warrants to purchase Common Stock. In May, 2004, default was entered against the Company. In November, 2004, the court vacated the default and granted the Company leave to answer to the complaint. The Company filed its answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. The Company believes it has meritorious defenses to iGate’s claim and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc.

Edward Bohn filed a Complaint in June, 2005 to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effort against the Company, to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against the Company and ecom, except for injunctive relief relating to the issuance of the Company’s stock. The Company has no liabilities asserted against either by Plaintiff or any of the Defendants. The Company believes it has meritorious defenses to the complaint and intends to vigorously defend itself against the claim.

In May, 2005, the Company was notified by a software licensed monitoring group that it was not in compliance with certain computer software licensing agreements. The Company believes that it has meritorious defenses to the allegations and intends to vigorously defend itself against the claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Securities Law Issue

The Company determined that the 6.4% Senior Convertible Notes and Warrants that the Company issued to investors may not have been exempt from the registration requirements under the Securities Act of 1933 or from the registration or qualification requirements under the securities laws of certain states. Consequently, the issuance of the Notes and Warrants may not have complied with the Securities Act of 1933 and the state securities laws of the states of Alabama, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Ohio, South Carolina, Utah and Virginia. The Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's Senior Convertible Notes were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation. The Company has elected to conduct a rescission offer to address these potential securities laws compliance issues by allowing the holders of the Notes and Warrants to rescind the purchase of such securities and sell those securities back to the Company if they so desire.

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

NOTE J - INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. The estimate of fair value of the intangible assets acquired was based on management’s estimates.

Total identifiable intangible assets acquired and their carrying values at August 31, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Patents	$97,218	$(64,880)	$32,338	$-	3.0
Total Amortized Identifiable Intangible Assets	$97,218	$(64,880)	$32,338	$-	3.0

On November 28, 2005, the Company entered into a transaction whereby in exchange for 49% of Tigo Search, Inc. and $250,000 in cash, issuance of a promissory note in the amount of $100,000 (Note D) and 112,570 shares of the Company’s common stock, valued at $140,713 (Note F), the Find.com URL and certain other related intangible assets would be owned by the Company’s majority-owned subsidiary, Tigo Search, Inc. The Find.com URL acquired is determined to have an estimated useful life of five years. The Company will amortize the acquired intangible assets on a straight-line basis over the estimated useful lives of the assets.

Total identifiable intangible assets acquired and their carrying values at November 30, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets
Patents and Trademarks	$97,218	$(72,890)	$24,328	$-	3.0
Domain name and other intangibles	490,713		490,713	-	5.0
Total Amortized Identifiable Intangible Assets	$587,931	$(72,890)	$515,041	$-

Estimated amortization expense as of November 30, 2005 is as follows:

2006	$122,471
2007	98,143
2008	98,143
2009	98,143
2010 and after	98,141
Total	$515,041

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Market Central, Inc. (the "Company") has one wholly-owned subsidiary, Convey Systems International, Inc. and one majority-owned subsidiary, Tigo Software, Inc. The ecom subsidiary's activities have been reflected as discontinued operations in the accompanying financial statements. Convey Systems International, Inc. is essentially inactive at this time.

The Company's on-going operations are conducted within Market Central, Inc. Market Central, Inc. will be changing its name, with appropriate shareholder approval, to Scientigo, Inc. This change is expected to be effective in January, 2006.

The Company's unaudited condensed consolidated financial statements are presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The unaudited condensed consolidated financial statements do not include, nor does management feel it necessary to include, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2005 TO THE THREE MONTHS ENDED NOVEMBER 30, 2004

Revenues from continuing operations for the three months ended November 30, 2005 and 2004, respectively, were $1,517 and $1,770, respectively. These sales relate to the Company’s software products and the related sales of certain preliminary licenses and “proof of concept” work for clients. Increases or decreases from the prior period are not meaningful at this level of activity. Cost of sales for this level of activity is not significant or particularly meaningful due to the lack of traditional direct costs. The Company's new focus to exploit its intellectual property and related software products began within the last nine months with sales as of November 30, 2005 being minimal.

Operating expenses were $1,551,632 and $898,660 during the three-month periods ended November 30, 2005 and 2004, respectively. The increase in operating expenses from 2004 to 2005 is $652,972, and relates to a net increase in expenses in 2005 related to salaries, legal and other costs associated with the Company’s shifting focus from call center-oriented business to software and related intellectual property. The growth in salaries was $210,562 from 2004 to 2005 and was a result of the Company's recruitment of management and marketing personnel, field engineers and additional development staff needed to exploit its market opportunity. Legal fees also increased to $484,932 from $118,890 in the three months ended November 30, 2005 and 2004 respectively, due to significant legal work related to the Company’s registration statement on Form S-4/SB-2, fees related to the Find.com transaction, proxy work related to the annual meeting and other general intellectual property work. Depreciation and amortization were $17,028 and $11,431 for the three month periods ended November 30, 2005 and 2004, respectively. This expense includes $8,010 of amortization expenses related to the Company's patent portfolio during both periods shown.

Interest expense increased significantly from $27,552 to $1,078,504 during the three months ended November 30, 2005 as compared to the three months ended November 30, 2004. This increase of $1,050,952 is attributable to the Company's 6.4% Convertible Notes. Interest paid on these notes was $104,785 and $-0- for the three months ended November 30, 2005 and 2004, respectively. These notes were sold at a 20% discount from face value, which due to the terms permitting the holders to convert these notes into common stock immediately, results in the entire discount of $37,500 for sales during the three months ended November 30, 2005 being expensed as interest expense. In addition, the conversion price and the warrants issued with the Notes resulted in a discount due to beneficial conversion which resulted in an interest charge of $738,284 and $-0- being expensed in the three months ended November 30, 2005 and 2004, respectively. During the three months ended November 30, 2005, the write off of the unamortized debt discount relating to the conversion of $250,000 in convertible notes resulted in an additional $179,147 charge to interest expense.

Other income of $59,861 and $-0- for the three months ended November 30, 2005 and 2004, respectively, relates entirely to the $400,000 loan to a shareholder and related loan interest and costs that are being amortized over the one-year life of the loan.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow, but with the unexercised warrants related to the 6.4% Convertible Notes and those issued in conjunction with the exchange and conversion of the Series A Preferred shares in August 2005, a capital structure and mechanisms are in place to provide sufficient capital for the Company’s long-term needs. Exercise of these warrants can not be assured, but the Company expects that these will be the primary source of its capital needs. During the three months ended November 30, 2005, the Company’s cash declined $1,103,251 primarily as a result of operating losses and the $250,000 payment made in conjunction with the Find.com acquisition.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs and capital expenditures. Cash used in operating activities was $1,426,219 for the three months ended November 30, 2005. This primarily was as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested cash of $298,964 in the Find.com URL purchase and computers and furniture during this period. The Company met its cash requirements during the three months ended November 30, 2005 mainly through the use of its cash on hand, receipt of $378,301 in warrants and options proceeds, $150,000 in proceeds, net of costs and fees, from its sale of 6.4% Convertible Notes, and $93,631 of note collections, net of note repayments, to a related party. While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be dilutive to existing shareholders.

The Company’s rescission and exchange offer relating to its 6.4% Convertible Notes is expected to begin during the second quarter of the Company’s fiscal year. Successful completion of this offer with minimal rescission requests is critical to the Company’s current plans. If rescission requests exceed a minimal amount, additional funding mechanisms will be necessary in the relative short term.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "estimates," "intends," "will" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as the Company's expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include the Company's current plans for improving liquidity and its future acquisition plans. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue; general economic conditions; the ability to integrate acquisitions successfully and without disruptions to normal operations; and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company believes that these forward-looking statements are reasonable; however, investors should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of May 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) In September 2005, we completed the sale of $6,663,950 principal amount of our 2005 6.4% Senior Convertible Notes and 3,331,975 Warrants to Purchase Common Stock at $1.00 per share. During the three months ended November 30, 2005, we sold $187,500 principal amount of these notes and issued 93,750 warrants. In connection with such issuances, commissions were paid to the Placement Agent in the amount of $7,500 and issuance of 15,000 warrants to purchase Common Stock at $1.00 per share on a net basis.

Since August 31, 2005, we issued the following unregistered shares:

•
551,517 shares of common stock issued upon the exercise of warrants issued in conjunction with the Series A Preferred Stock exchange offer described above. Such restricted shares were issued pursuant to Section 4(2) of the Securities Act.

•
11,562 shares of common stock issued upon the exercise of warrants issued in conjunction with the issuance of our 6.4% Senior Convertible Notes described above. Such restricted shares were issued pursuant to Section 4(2) of the Securities Act.

•	112,570 shares of common stock issued to Find SVP in conjunction with our purchase of the Find.com URL and assets. Such restricted shares were issued pursuant to Section 4(2) of the Securities Act.
•	10,000 shares of common stock issued to a creditor of a company officer (constituting compensation to the officer). Such restricted shares were issued pursuant to Section 4(2) of the Securities Act.
•	60,000 shares issued in conjunction with a lawsuit settlement. Such shares were issued pursuant to Section 4(2) of the Securities Act.
•	187,617 shares issued upon the conversion of our 6.4% Convertible Notes into common stock. Such shares were issued pursuant to Section 3(a)(9) of the Securities Act.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended November 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units)Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value)of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

9/01/05-9/30/05	0	$0	0	0

10/01/05-10/31/05	0	$0	0	0

11/01/05-11/30/05	0	$0	0	0

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

MARKET CENTRAL, INC.

Date: January 16, 2006	By: /s/ Doyal G. Bryant
Doyal G. Bryant
President

Date: January 16, 2006	By: /s/ Clifford A. Clark
Clifford A. Clark
Chief Financial Officer