Form 10QSB/A
period 2005-11-30
Scientigo, Inc.
filed 2006-04-13
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1
to
FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 0R
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2005

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number 0-22969

Scientigo, Inc.
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

SCIENTIGO, INC.
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

Business and Basis of Presentation

Scientigo, Inc. (the "Company") is a software and intellectual property enterprise with products which provide a platform to build a suite of software for Enterprise Content Management (ECM) needs. The Company holds multiple patents and patent-pending technologies and has developed the suite of products that provides solutions for managing the significant quantities of electronic information available today. The Company’s software includes next generation ECM capabilities. ECM includes: intelligent search for the internet and each enterprise, classification and intelligent document recognition.

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

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at November 30, 2005, after giving effect to 1:10 reverse split in common stock in February, 2003:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise Price	Number Outstanding	Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ .01 - $3.16	8,273,745	2.93	$1.83	4,442,082	$1.67

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	1,065,927	2.06
Granted	5,400,802	2.03
Exercised	(235,970)	.01
Cancelled	(429,335)	2.88
Outstanding at August 31, 2005	5,801,424	$2.03
Granted	2,673,757	1.43
Exercised (Note F)	(1,436)	.01
Cancelled	(200,000)	2.33
Outstanding at November 30, 2005	8,273,745	1.83

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Scientigo, Inc. (the "Company") has one wholly-owned subsidiary, Convey Systems International, Inc. and one majority-owned subsidiary, Tigo Software, Inc. The ecom subsidiary's activities have been reflected as discontinued operations in the accompanying financial statements. Convey Systems International, Inc. is essentially inactive at this time.

The Company's on-going operations are conducted within Scientigo, Inc.  Scientigo, Inc. changed its name from Market Central, Inc. in February 2006.  Market Central, Inc. will be changing its name, with appropriate shareholder approval, to Scientigo, Inc. This change is expected to be effective in January, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of November 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

MARKET CENTRAL, INC.

Date: April 13, 2006	By: /s/ Doyal G. Bryant
Doyal G. Bryant
President

Date: April 13, 2006	By: /s/ Clifford A. Clark
Clifford A. Clark
Chief Financial Officer