Form 10QSB
period 2006-02-28
Scientigo, Inc.
filed 2006-04-19
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 0R
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2006

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

Market Central, Inc.
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

Class: Common Stock, $.001 par value

Outstanding as of April 17, 2006: 18,693,619 shares
Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited Condensed Consolidated Financial Statements for the six months ended February 28, 2006 and February 28, 2005 have been prepared by Scientigo, Inc., a Delaware corporation.

Scientigo, Inc.
Condensed Consolidated Balance Sheet

	Unaudited
	February 28, 2006	August 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents		$2,124,029
Accounts receivable, net of allowance for doubtful accounts of $0 at February 28, 2006 and August 31, 2005	$53,458	10,000
Other receivable related party (Note H)	120,995	81,090
Notes receivable related parties (Notes C )	208,688	378,003
Prepaid expenses and other current assets	91,128	124,777
Total Current Assets	474,269	2,717,899

Property and Equipment:
Furniture, fixtures and office equipment	98,156	69,526
Leasehold improvements	2,032
Computers and software	263,486	185,985
	363,674	255,511
Less: accumulated depreciation	(135,769)	(120,349)
Property and Equipment, net	227,905	135,162

Other Assets:
Goodwill	745,050	745,050
Deposits and other	—	2,524
Intangible assets, net of accumulated amortization of $105,425 and $64,880 at February 28, 2006 and August 31, 2005, respectively (Note J)	482,506	32,338

Total Other Assets	1,227,556	779,912
Total Assets	$1,929,730	$3,632,973

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds	$6,726
Accounts payable and accrued liabilities	3,097,436	$2,123,810
Note payable to related parties (Note D)	558,435	365,148
Unearned income	130,754	181,101
Total Current Liabilities	3,793,351	2,670,059
Senior Convertible Notes Payable (Note E)	2,786,817	1,354,770
Notes payable long-term (Note D)	671,347	793,921
Other long-term liabilities	549	546

Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series B 350,000 shares issued and outstanding at February 28, 2006 and August 31, 2005 (Note F)	350	350
Common stock, par value $.001 per share; 75,000,000 shares authorized; 14,319,185 and 13,320,992 shares issued and outstanding
at February 28, 2006 and August 31, 2005, respectively (Note F)	14,319	13,321
Stock subscription payable (Note F)	—	102,064
Additional paid-in-capital	44,451,155	43,278,143
Accumulated deficit	(49,788,158)	(44,580,201)
Total Deficiency in Stockholders' Equity	(5,322,334)	(1,186,323)
Total Liabilities and Deficiency in Stockholders' Equity	$1,929,730	$3,632,973

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenues, net	$40,933	$5,014
Cost of sales	17,570	—
Gross profit	23,363	5,014

Operating expenses:
Selling, general and administrative	1,634,593	704,802
Depreciation and amortization	38,937	11,432
Total operating expenses	1,673,530	716,234

Loss from operations	(1,650,167)	(711,220)

Other income (expenses)	(151,397)	235,661
Interest income (expenses)	(837,635)	(16,946)
Total other expenses	(989,032)	218,715

Loss from continuing operations, before income taxes and discontinued operations	(2,639,199)	(492,505)

Provision for income taxes	—	—
Loss from continuing operations, before discontinued operations	(2,639,199)	(492,505)

Loss from discontinued operations (Note B)	—	(251,863)

Net (loss)	$(2,639,199)	$(744,368)

Cumulative convertible preferred stock dividend requirements	—	(45,640)
Net loss attributable to common shareholders	$(2,639,199)	$(790,008)

Net income (loss) per common share (basic and assumed diluted)	$(0.18)	$(0.06)
Continuing operations:	$(0.17)	$(0.04)
Discontinued operations:	—	$(0.02)

Weighted Average Shares Outstanding
Basic and assumed diluted	14,299,068	12,786,954

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenues, net	$42,450	$6,784
Cost of sales	17,570	2,455
Gross profit	24,880	4,329

Operating expenses:
Selling, general and administrative	3,169,197	1,592,028
Depreciation and amortization	55,965	22,863
Total operating expenses	3,225,162	1,614,891

Loss from operations	(3,200,282)	(1,610,562)

Other income (expenses)	(91,536)	235,661
Interest income (expenses)	(1,916,139)	(44,499)
Total other expenses	(2,007,675)	191,162

Loss from continuing operations, before income taxes and discontinued operations	(5,207,957)	(1,419,400)

Provision for income taxes	—	—

Loss from continuing operations, before discontinued operations	(5,207,957)	(1,419,400)

Loss from discontinued operations (Note B)	—	(403,103)

Net (loss)	$(5,207,957)	$(1,822,503)

Cumulative convertible preferred stock dividend requirements	—	(78,189)

Net loss attributable to common shareholders	$(5,207,957)	$(1,900,692)

Net income (loss) per common share (basic and assumed diluted)	$(0.37)	$(0.15)
Continuing operations:	$(0.37)	$(0.11)
Discontinued operations:	—	$(0.04)

Weighted Average Shares Outstanding
Basic and assumed diluted	14,129,547	12,786,954

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

	2006	2005

Net cash used in operating activities	$(2,434,615)	$(2,204,379)

Net cash used in investing activities	(358,163)	(10,801)

Net cash used in financing activities	668,749	1,871,081

Net decrease in cash and cash equivalents	(2,124,029)	(344,099)
Cash and cash equivalents at beginning of period	2,124,029	344,099
Cash and cash equivalents at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$240,168	$47,553
Common stock issued in exchange for services rendered	48,000
Common stock issued in exchange for conversion of notes payable	250,000
Common stock issued in exchange for accrued liabilities	79,950
Common stock issued in connection with acquisition of intangible assets	140,713
Common stock issued in exchange for officer compensation	28,000
Warrants issued in exchange for services rendered	4,250	167,955
Beneficial conversion feature on convertible notes payable	66,751
Value of warrants attached to convertible notes	75,560
Notes payable issued in connection with acquisition of intangible assets	100,000
Note payable discount charged to interest expense	37,500
Amortization and write-off of debt discount - beneficial conversion feature of convertible notes	944,656
Amortization and write-off of debt discount - value of warrants attributable to convertible notes	692,203
Accrual of preferred stock dividend	—	78,189

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ending February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Convey Systems International, Inc. (“CSI”), and majority-owned subsidiary, Tigo Search, Inc. (“TSI”). TSI was a wholly-owned subsidiary until November 28, 2005 when the Company acquired the Find.com URL and related intangible assets in a transaction which included issuing the seller 49% of TSI’s common stock. This transaction resulted in the Company being the majority owner, owning 51% of the issued shares of TSI (Note B). The TSI subsidiary was established for the acquisition and development of the Find.com URL and business related to that URL. The business became active in November, 2005.

The Company sold its ecom subsidiary in August, 2005. The ecom business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for the six months ended February 28, 2005 have been restated to reflect discontinued operations accounting (Note B). All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest in Subsidiaries

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries. The minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company’s operations, as majority owner.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended August 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company used the Black-Scholes pricing model prior to August 31, 2005. Effective September 1, 2005, the Company adopted the Binomial pricing model. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes and Binomial pricing model assumptions are presented in Note G):

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2006	2005	2006	2005
Net loss - as reported	$(2,639,199)	$(744,368)	$(5,207,957)	$(1,822,503)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB. No. 25)
Deduct: Total stock-based employee compensation expense as reported under fair value-based method (SFAS No. 123)	(807,751)	(16,770)	(2,184,026)	(309,145)
Net loss - Pro forma	$(3,446,950)	$(761,138)	$(7,391,983)	$(2,131,648)
Net loss attributable to common stockholders - Pro forma	$(3,446,950)	$(806,778)	$(7,391,983)	$(2,209,837)
Basic (and assuming dilution) loss per share - as reported	$(0.18)	$(0.06)	$(0.37)	$(0.15)
Basic (and assuming dilution) loss per share - Pro forma	$(0.24)	$(0.06)	$(0.52)	$(0.18)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than its third quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

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

For the three and six month periods ended February 28, 2006, the minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, the Company’s consolidated net loss, as majority owner, included the net loss from Tigo Search, Inc. This net loss attributable to Tigo Search Inc. was $49,646 and $77,987 for the three and six month periods ended February 28, 2006, respectively.

ecommerce support centers, inc.

On May 23, 2005, the Company sold substantially all the assets that comprise its call center operations (“ecom”). On August 31, 2005, the Company entered into an agreement to sell all of the outstanding capital stock of ecom to Lion Development Group II, Inc. The financial statements for the six months ended February 28, 2005 reflect the operating results of the discontinued operations separately from continuing operations.

Operating results for the ecommerce support centers, inc. discontinued operations for the three and six months ended February 28, 2005 were:

	Three Months Ended Six Months Ended
	February 28, 2005
Revenues	$1,444,326	$2,877,012
Costs and Expenses	(1,696,189)	(3,280,115)
Net loss before tax	(251,863)	(403,103)
Income tax provision (benefit)	—	—
Net loss	$(251,863)	$(403,103)

NOTE C - NOTES RECEIVABLE - RELATED PARTIES

At February 28, 2006 and August 31, 2005, the Company has a note receivable from one of its largest shareholders with a balance of $208,688 and $378,003, respectively. This note, which had an original balance of $400,000, matures on May 31, 2006 and is secured by approximately 1,100,000 shares of the Company’s common stock owned by the shareholder. The note does not provide for interest except that the Company received 159,630 shares of its common stock as an inducement to make this loan. These shares were valued at $239,445 and this amount is being amortized over the one-year life of the note. Unearned income includes $59,861 and $181,101 of unamortized value of these shares at February 28, 2006 and August 31, 2005, respectively. Other income includes $119,723 and $-0- related to this share value for the six months ended February 28, 2006 and 2005, respectively.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes Payable at February 28, 2006 and August 31, 2005 are as follows:

	February 28, 2006	August 31, 2005
Note payable to a related party in monthly installments of $20,429 plus interest at LIBOR monthly floating rate plus 2.75%; unsecured; all remaining unpaid amount becomes due in May 2008 (Note H)	$916,495	$1,039,069
Note payable due sixty days after the exchange period (Note L) specified in the Company’s registration statement on Form S-4, with interest at 4.75% secured by a portion of the common stock of Tigo Search, Inc. The expiration date of the exchange offer was March 30, 2006 which results in a maturity date of this note of May 29, 2006.	100,000	—
Note payable on demand to a related party, non-interest bearing; unsecured; maturity date was in May 2004; the Company shall repay the note with Company common stock. The Company is currently in default under the terms of the note agreement. (Note H)	120,000	120,000
Note payable with interest at 6% due June 8, 2006, secured by the Company’s portion, if any, of note receivable from CustomerLinx of NC held by Lion Development, LLC which was part of the Company’s sale of its call center operations and subsequent sale of the stock in the subsidiary which had contained the call center operations	93,287
	1,229,782	1,159,069
Less: current portion	(558,435)	(365,148)
	$671,347	$793,921

Aggregate maturities of long-term debt as of February 28, 2006 are as follows:

2006	$558,435
2007	245,148
2008	426,199
2009	—
2010	—
Total	$1,229,782

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

During the six months ended February 28, 2006, the Company sold an additional $187,500 of notes, and two note holders of the outstanding Convertible Notes elected to convert $250,000 of the notes into 187,716 shares of the Company’s common stock. As of February 28, 2006 and August 31, 2005, the Company sold Convertible Notes with a face value of $6,633,950 and $6,446,450 and received net proceeds of $5,307,160 and $5,157,160, respectively. In connection with issuance of the Convertible Notes, the Company issued warrants to its placement agent in exchange for services and commissions. The exercise prices of these warrants were below the fair market value of the Company's common stock. The Company has charged an aggregate of $4,250 and $-0- to operations during the six months ended February 28, 2006 and 2005, respectively in connection with the warrants issued to its placement agent and $7,500 and $-0- in cash payments of commissions on sales of convertible notes during the six months ended February 28, 2006 and 2005, respectively. Additionally, the Company accounted for and charged to interest expense $37,500 and $-0- during the six months ended February 28, 2006 and 2005, respectively, in connection with the original 20% discount on Convertible Notes issued during the period.

As described in Note L to these financial statements, after February 28, 2006, holders of $6,214,375 of the 6.4% convertible notes exchanged their notes for a new 10% convertible note with a face amount which did not include the 20% discount that was part of the 6.4% convertible notes. Holders of $3,932,997 of the new 10% convertible notes elected to convert these notes into the Company’s common stock.

A summary of convertible notes payable at February 28, 2006 and August 31, 2005 is as follows:

	February 28, 2006	August 31, 2005
Convertible notes payable; 6.4% per annum payable quarterly; due May 2007; note holders have the option to convert unpaid note principal into the Company’s common stock at $1.3325 per share. The note holders are secured by a first priority security interest in the Company’s intellectual property.	$6,383,950	$6,446,450
Debt Discount - beneficial conversion feature, net of accumulated amortization and write-off of $1,416,095 and $471,439 at February 28, 2006 and August 31, 2005, respectively.	(2,070,454)	(2,948,358)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and write-off of $1,030,969 and $338,766 at February 28, 2006 and August 31, 2005, respectively.	(1,526,679)	(2,143,322)
Total	$2,786,817	$1,354,770
Less: current portion	—	—
	$2,786,817	$1,354,770

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated to additional paid-in capital a portion of the proceeds equal to the intrinsic value of the beneficial conversion feature. The Company recognized and measured an aggregate of $3,486,549 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (21 to 25 months) as interest expense.

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

The Company amortized the Convertible Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $719,427 and $0 for the three months ended February 28, 2006 and 2005, respectively and $1,457,711 and $0 for the six months ended February 28, 2006 and 2005, respectively. The conversion of the $250,000 in face value of the convertible notes resulted in the write-off of the unamortized portion of the debt discount totaling $179,148 which is also recorded as non-cash interest expense during the six month period ended February 28, 2006.

Aggregate maturities of senior convertible notes as of February 28, 2006 are as follows:

2006	$—
2007	6,383,950
Total	$6,383,950

NOTE F - CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. As of February 28, 2006 and August 31, 2005, the Company had 14,319,185 and 13,320,992 shares of common stock issued and outstanding, respectively, and 350,000 and 350,000 shares of Series B Preferred Stock issued and outstanding, respectively.

During the six months ended February 28, 2006, the Company issued an aggregate of 998,193 shares of common stock. Included in this total were a) 187,617 shares issued in conjunction with the conversion of $250,000 face value of the 6.4% convertible notes at a price of $1.3325 per share (Note E); b) 552,012 shares issued upon the exercise of $.85 warrants which provided $469,210 in proceeds including the amount reflected as common stock payable of $102,064 at August 31, 2005; c) 60,000 shares issued in conjunction with the settlement of a lawsuit that was accrued for at August 31, 2005; d) 1,436 shares issued to ex-employees upon the exercise of stock options at $0.01 per share; the stock options were valued at the fair value of the Company’s common stock at the date the options were granted during prior periods; this provided the Company with $14 in proceeds; e) 11,562 shares issued upon the exercise of $1.00 warrants which provided $11,562 in proceeds; f) 22,996 shares issued to a third party and valued at prices ranging from $1.02 to $1.30 per share for a total of $28,000; these costs are included in compensation expense and treated as compensation to one of the Company’s executive officers; g) 112,570 shares issued in conjunction with the acquisition, on November 28, 2005, of Find.com and valued at $140,712 (Note B); h) 50,000 shares issued in conjunction with a financial consulting and services agreement and valued at $48,000.

In December 2003, the Company's Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock "). Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference that is senior to the Company's Common Stock. In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock was convertible into one share of the Company's common stock after a one-year period from the date of issuance.

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

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at February 28, 2006, after giving effect to 1:10 reverse split in common stock in February, 2003:

		Options Outstanding		Options Exercisable
Weighted Average
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$ .01-$3.35	8,357,153	3.01	$1.82	4,425,488	$1.64

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	1,065,927	$2.06
Granted	5,400,802	2.03
Exercised	(235,970)	.01
Cancelled	(429,335)	2.88
Outstanding at August 31, 2005	5,801,424	$2.03
Granted	2,875,000	1.43
Exercised (Note F)	(1,436)	.01
Cancelled	(317,835)	2.33
Outstanding at February 28, 2006	8,357,153	$1.82

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at February 28, 2006 after giving effect to 1:10 reverse split in common stock in February, 2003.

		Warrants Outstanding		Warrants Exercisable
		Weighted Average
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$0.00 - $.84	25,000	2.73	$0.01	25,000	$.01
$0.85 - $2.99	10,708,490	2.17	$0.99	10,708,490	$0.99
$3.00 - $11.88	1,102,500	1.11	$3.24	1,102,500	$3.24
	11,835,990	2.07	$1.19	11,835,990	$1.19

Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	4,746.997	$3.12
Granted	10,568,118	1.23
Exercised	(461,300)	0.89
Cancelled	(2,681,170)	0.45
Outstanding at August 31, 2005	12,172,645	$1.29
Granted	316,756	1.00
Exercised (Note F)	(563,574)	0.85
Cancelled	(89,837)	11.96
Outstanding at February 28, 2006	11,835,990	$1.19

The Company used the Black-Scholes pricing model prior to August 31, 2005. Effective September 1, 2005, the Company adopted the binomial option price model. The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the three months ended February 28, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values are as follows:

	2006	2005
Significant assumptions (weighted average):
Risk free interest rate at grant date	3.94%	2.04%
Expected stock price volatility	113.43%	122%
Expected dividend payout	—	—
Expected option life-years (a)	2.0 - 5.6	4.0 - 8.0

(a)	The expected option/warrant life is based on contractual expiration dates.

During the six month period ended February 28, 2006 and 2005, the Company charged to operations compensation expenses in connection with granting warrants in exchange for services rendered in the amount of $4,250 and $0, respectively. During the period ended February 28, 2006, the Company also granted 93,750 warrants to the noteholders in connection with issuance of convertible notes (Note E). The Company recognized the value attributable to the warrants in the amount of $75,560 to additional paid-in capital and a discount against the Convertible Notes (Note E).

During the six month period ended February 28, 2006, the Company issued an aggregate of 552,012 and 11,562 shares of common stock to convertible noteholders and Series A Preferred Stock shareholders in exchange for warrants exercised at $0.85 and $1.00 per share, respectively (Note F). The Company also issued 1,436 shares of common stock to ex-employees upon the exercise of stock options at $0.01 per share. The Company received $14 of proceeds and the stock options were valued at the fair value of the Company’s common stock at the date the options were granted during prior periods.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been $(3,446,950) and $(0.24) and $(806,778) and $(0.06), respectively for the three months ended February 28, 2006 and 2005 and $(7,391,983) and $(0.52) and $(2,209,837) and $(.18) respectively for the six months ended February 28, 2006 and 2005.

NOTE H - RELATED PARTY TRANSACTIONS

Other receivable-related parties at February 28, 2006 of $120,995 are payments made on behalf of The Tag Group, Inc. in anticipation of the purchase of substantially all of their assets. These payments to various vendors will be deducted from the purchase price paid to The Tag Group, Inc. at closing of the purchase transaction. At August 31, 2005, the balance was $81,090. During the three months ended February 28, 2006, the Company borrowed $93,287 from Lion Development, LLC (Note D). Lion Development, LLC purchased the Company’s call center subsidiary in August 2005.

During the six months ended February 28, 2005, the Company provided services through its ecom subsidiary to a company owned by a former director of the Company. All of the revenue from these services is now included in the loss from discontinued operations. The amount of revenue included in this loss from discontinued operations is $151,616 from Cheapseats, Inc.

In November 2004 a series of transactions and agreements with two significant shareholders of the Company resulted in one of these shareholders assuming $1,250,000 of the Company’s bank debt. In exchange for this note assumption, the Company issued a $1,250,000 unsecured note payable to the shareholder that has a balance of $916,495 and $1,039,069 at February 28, 2006 and August 31, 2005, respectively. This note assumption transaction also provided for the Company to make a $400,000 loan to the shareholder which has a one-year term and is secured by approximately 1,100,000 shares of the Company’s common stock. The balance of this note receivable is $208,688 and $378,003 at February 28, 2006 and August 31, 2005 respectively.

Jones Byrd & Attkisson, Inc. (“JBA”) has acted as placement agent for the Company’s Series A Preferred Stock and the 6.4% Senior Convertible Notes Payable. One of JBA’s principals is a director of the Company. In connection with such offerings, the Placement Agent received $7,500 in cash commissions and warrants to purchase 15,000 shares of the Company's Common Stock at cashless exercise prices of $1.00 during the six months ended February 28, 2006. JBA’s former CFO is an investor in the Company’s 6.4% Senior Convertible Notes and joined the Company as its Chief Operating Officer in September, 2005.

One of the Company’s shareholders advanced funds in the form of an unsecured, non interest-bearing note to the Company for working capital purposes. As of February 28, 2006 and August 31, 2005, the amount due to the shareholder is $120,000. The Company is to repay the note with common stock at the rate of 100,000 shares of common stock per $120,000 of advances. The Company is currently in default under the term of the note agreement and is the subject of litigation described in Note I.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

In April, 2004, iGate, Inc. (“iGate”) filed a complaint against Gibralter Publishing, Inc. (“Gibralter”) and the Company in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that the Company was liable to iGate in the amount of approximately $725,000. iGate asserts that Gibralter owed this sum to iGate and by virtue of an alleged fraudulent conveyance, iGate asserts that a fraudulent conveyance occurred when Gibralter forgave $5,000,000 in liabilities of a wholly-owned subsidiary of the Company which were guaranteed by the Company in exchange for the Company's issuing to Gibralter shares of its Common Stock and warrants to purchase Common Stock. In May, 2004, default was entered against the Company. In November, 2004, the court vacated the default and granted the Company leave to answer to the complaint. The Company filed its answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. The Company believes it has meritorious defenses to iGate’s claim and intends to vigorously defend itself against the claim. During the three months ended February 28, 2006, the Company has accrued $250,000 as its estimated cost to defend or settle this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc.

Edward Bohn filed a Complaint in June, 2005 to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effort against the Company, to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against the Company and ecom, except for injunctive relief relating to the issuance of the Company’s stock. The Company has no liabilities asserted against it either by Plaintiff or any of the Defendants. The Company believes it has meritorious defenses to the complaint and intends to vigorously defend itself against the claim (Note H).

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

The Company is unable to predict the extent of its ultimate liability, if any, with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

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

Total identifiable intangible assets acquired and their carrying values at August 31, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Patents	$97,218	$(64,880)	$32,338	$—	3.0
Total Amortized Identifiable Intangible Assets	$97,218	$(64,880)	$32,338	$—	3.0

On November 28, 2005, the Company entered into a transaction whereby, in exchange for 49% of Tigo Search, Inc. and $250,000 in cash, issuance of a promissory note in the amount of $100,000 (Note D) and 112,570 shares of the Company’s common stock, valued at $140,713 (Note F), the Find.com URL and certain other related intangible assets would be owned by the Company’s majority-owned subsidiary, Tigo Search, Inc. The Find.com URL acquired is determined to have an estimated useful life of five years. The Company will amortize the acquired intangible assets on a straight-line basis over the estimated useful lives of the assets.

Total identifiable intangible assets acquired and their carrying values at February 28, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Patents and Trademarks	$97,218	$(80,990)	$16,228	$—	3.0
Domain name and other intangibles	490,713	(24,435)	466,278	—	5.0
Total Amortized Identifiable Intangible Assets	$587,931	$(105,425)	$482,506	$—

Estimated amortization expense as of February 28, 2006 is as follows:

2006	$98,143
2007	98,143
2008	98,143
2009	98,143
2010 and after	89,934
Total	$482,506

NOTE K - OTHER INCOME (EXPENSE)

During the six months ended February 28, 2006 and 2005 other income (expense) totals $(91,536) and $235,661, respectively, which included other income of $50,000 and $235,661 during the periods, respectively relating to the Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to. During the six months ended February 28, 2006, income of $119,718 is included in other income related to the amortization of the $239,445 prepayment of interest on the related party note receivable (Note C). Anticipated legal expenses or the anticipated settlement costs relating to certain litigation of $250,000 is included in the three and six months ended February 28, 2006. Miscellaneous expenses of approximately $11,000 were included in these amounts for the six months ended February 28, 2006.

NOTE L - SUBSEQUENT EVENTS

The Company completed an exchange offer related to its 6.4% Convertible Notes on March 30, 2006. This resulted in the Company exchanging $6,214,375 face amount of the existing notes for $4,971,500 of new 10% Convertible Notes. Subsequent to this exchange, holders of $3,932,997 of the new 10% Convertible Notes elected to convert their notes into 4,369,997 shares of the Company’s common stock. As of April 19, 2005, the Company has $169,575 and $1,038,503 of the 6.4% and the 10% Convertible Notes, respectively, still outstanding. Additionally, holders of 3,122,812 warrants to purchase common stock tendered their Warrants and received 3,413,997 A Warrants and 3,080,000 B Warrants in exchange. The A Warrants are exercisable at $.85 per share of Scientigo Common Stock until August 27, 2006, and the B Warrants are exercisable at $1.00 per share of Scientigo Common Stock beginning March 31, 2007, and ending June 30, 2010. For each A Warrant that is exercised by a holder, one B Warrant terminates. Since February 28, 2006, the Company has received proceeds of $97,534 relating to the exercise of $.85 warrants, either A Warrants or those issued in August 2005 with the Series A Preferred Stock conversion. The Company has received notification of warrant exercises that indicates an additional $453,230 will be received as a result of exercise of $.85 warrants during the next two weeks.

As a result of operating losses, continued demands on the Company’s liquid assets, and the extended time required to obtain approval from the SEC for the Company’s S-4 which dealt with the recently completed exchange offer, the company issued 225,000 shares of common stock and 56,250 warrants with an exercise price of $1.25 to acquire the Company's common stock for two years in exchange for $180,000. In addition, two of the Company’s executive officers and one other officer have loaned the Company $125,000 for short-term working capital needs.

Certain employees and all the executive officers of the Company have not been paid or reimbursed for salaries totaling approximately $90,000 as of April 14, 2006. As a result of the non-payment of the salaries, the Company is in default of its employment agreements with three of its four executive officers. These employment agreements provide the Company with a 30 day period to cure these defaults from the time the employee notifies the Company of its default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Scientigo, Inc. (the "Company", formally changed its name from Market Central, Inc. in January 2006) has one wholly-owned subsidiary, Convey Systems International, Inc. and one majority-owned subsidiary, Tigo Software, Inc. The ecom subsidiary's activities have been reflected as discontinued operations in the accompanying financial statements. Convey Systems International, Inc. is essentially inactive at this time.

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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2006 TO THE THREE MONTHS ENDED FEBRUARY 28, 2005

Revenues from continuing operations for the three months ended February 28, 2006 and 2005, respectively, were $40,933 and $5,014, respectively. The sales during 2006 are attributable to professional services that arose as a result of the Company’s Find.com asset. Sales during 2005 related to software products and the related sales of certain preliminary licenses and “proof of concept” work for clients. Increases or decreases from the prior period are not meaningful at this level of activity. Cost of sales during 2006 of $17,570 related directly to third-party vendors engaged in professional services work. The Company's focus on its Find.com asset and the exploitation of its intellectual property and related software products has just begun to provide revenue.

Operating expenses were $1,673,530 and $716,234 during the three-month periods ended February 28, 2006 and 2005, respectively. The increase in operating expenses from 2005 to 2005 is $957,296 or 133% over the prior year period, and relates to growth in expenses in several areas which is consistent with the Company’s increased activities related to commercialization of its products, intellectual property and acquisition of Find.com. Specifically, increases in salaries and related personnel costs from $299,859 to $640,272 from 2005 to 2006 accounts for $340,413 or 35% of the growth in operating expenses since the prior year. This growth is attributable to increases in management and marketing personnel, field engineers and additional development staff needed to exploit the Company’s new Find.com asset and expanded development efforts related to the Company’s software products. Legal expenses increased from $159,098 in 2005 to $405,078 in 2006. This increase of $245,980 is 26% of the increase in operating expenses and is attributable primarily to significant legal work related to the Company's registration statements on Form S-4/SB-2. Growth in expenses related to business and sales consultants and outsourced software development efforts grew from $41,000 in the 2005 period to $205,400 in 2006, this growth of $164,400 represents 17% of the total growth in operating expenses. Growth in administrative costs relating to investor and public relations, director and officers insurance, director compensation and related costs was from $43,200 in 2005 to $184,381 in 2006. This increase of $141,181 from 2005 to 2006 is 15% of the increase in operating expenses from the prior year’s quarter.

Depreciation and amortization were $38,937 and $11,432 for the three month periods ended February 28, 2006 and 2005, respectively. This expense includes $8,010 of amortization expenses related to the Company's patent portfolio during both periods shown and $24,536 related to amortization of the Company’s Find.com URL.

Interest expense increased significantly from $16,946 to $837,635 during the three months ended February 28, 2005 and 2006, respectively. This increase of $820,689 is attributable primarily to the Company's 6.4% Convertible Notes. Interest paid on these notes was $102,143 and $-0- for the three months ended February 28, 2006 and 2005, respectively. The conversion price of these 6.4% Convertible Notes and warrants issued with the Notes resulted in a discount due to beneficial conversion which resulted in an interest charge of $719,427 and $-0- being expensed in the three months ended February 28, 2006 and 2005, respectively.

Other income (expense) was $(151,397) and $235,661 for the three months ended February 28, 2006 and 2005, respectively. In 2006, other income (expense) includes primarily $250,000 of expense related to anticipated costs of litigation or settlement of the iGate litigation and $59,861 of income related entirely to the amortization of the loan discount and related interest on the $400,000 loan to a shareholder over the one-year life of the loan. Also included in 2006 is $50,000 related to Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to. Other income of $235,661 recognized during the three months ended February 28, 2005 also relates to the Company's settlement of vendor obligations for amounts less than originally agreed to.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2006 TO THE SIX MONTHS ENDED FEBRUARY 28, 2005

Revenues from continuing operations for the six months ended February 28, 2006 and 2005, respectively, were $42,250 and $6,784, respectively. The sales during 2006 are attributable to professional services that arose as a result of the Company’s Find.com asset. Sales during 2005 related to software products and the related sales of certain preliminary licenses and “proof of concept” work for clients. Cost of sales during 2006 of $17,570 related directly to third-party vendors engaged in professional services work. The Company's focus on its Find.com asset and the exploitation of its intellectual property and related software products has just begun to provide revenue.

Operating expenses were $3,225,162 and $1,614,891 during the six-month periods ended February 28, 2006 and 2005, respectively. The increase in operating expenses from 2005 to 2006 is $1,610,271, or 99% over the prior year period, and relates to growth in expenses in several areas which is consistent with the Company’s increased activities related to commercialization of its products, intellectual property and acquisition of Find.com. Specifically, increases in salaries and related personnel costs from $557,861 to $1,253,699 from 2005 to 2006 accounts for $695,838 or 43% of the growth in operating expenses since the prior year. This growth is attributable to increases in management and marketing personnel, field engineers and additional development staff needed to exploit the Company’s new Find.com asset and expanded development efforts related to the Company’s software products. Legal expenses increased from $279,386 in 2005 to $890,010 in 2006. This increase of $610,624 is 38% of the increase in operating expenses and is attributable primarily to significant legal work related to the Company's registration statements on Form S-4/SB-2 and intellectual property related services. Growth in expenses related to business and sales consultants and outsourced software development efforts grew from $79,300 amount in the 2005 period to $302,200 in 2006. Growth in administrative costs relating to investor and public relations, director and officers insurance, director compensation and related costs was from $91,500 in 2005 to $281,238 in 2006. This increase of $189,738 from 2005 to 2006 is 6% of the increase in operating expenses from the prior year’s quarter.

Depreciation and amortization were $55,965 and $22,863 for the six-month periods ended February 28, 2006 and 2005, respectively. This expense includes $16,220 of amortization expenses related to the Company's patent portfolio during both periods shown and $24,536 related to amortization of the Company’s Find.com URL.

Interest expense increased significantly from $44,499 to $1,916,139 during the six months ended February 28, 2006 compared to the six months ended February 28, 2005. This increase of $1,871,640 is attributable to the Company's 6.4% Convertible Notes. Interest paid on these notes was $206,928 and $-0- for the six months ended February 28, 2006 and 2005, respectively. These notes were sold at a 20% discount from face value, which due to the terms permitting the holders to convert these notes into common stock immediately, results in the entire discount of $37,500 for sales during the six months ended February 28, 2006 being expensed as interest expense. In addition, the conversion price and the warrants issued with the Notes resulted in a discount due to beneficial conversion which resulted in an interest charge of $1,457,711 and $-0- being expensed in the six months ended February 28, 2006 and 2005, respectively. During the six months ended February 28, 2006, the write-off of the unamortized debt discount relating to the conversion of $250,000 in convertible notes resulted in an additional $179,147 charge to interest expense.

Other income (expense) was $(91,536) and $235,661 for the six months ended February 28, 2006 and 2005, respectively. In 2006, other income (expense) includes primarily $250,000 of expense related to anticipated costs of litigation or settlement of the iGate litigation and $119,722 of income related entirely to the amortization of the loan discount and related interest on the $400,000 loan to a shareholder over the one-year life of the loan. Also included in 2006 is $50,000 related to Company's settlement of vendor obligations for amounts less than originally agreed to. Due to the Company's financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than had been originally agreed to. Other income of $235,661 recognized during the six months ended February 28, 2005 also relates to the Company's settlement of vendor obligations for amounts less than originally agreed to.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and has been able to obtain only enough capital to pay critical operating costs for the last two months. Despite these factors, the Company believes that plans are in place and a revised capital structure exists that will provide the foundation to stabilize the current situation and provide capital to continue the development of the Company’s products, commercialize Find.com and progress with the intellectual property opportunities. The events described in the Subsequent Events footnote to the financial statements (Note L) describe the changes to the Company’s capital structure, the steps taken to attract additional capital and some interim steps that have been necessary to raise capital in anticipation of the exercise of the $.85 warrants that were issued with the new 10% notes at March 30, 2006. The Company’s existing $.85 warrants which were issued in conjunction with the conversion of its Series A Preferred shares in August 2005 are expected to generate additional capital through exercise once the current SB-2 is declared effective by the SEC. Exercise of these warrants cannot be assured, but the Company expects that these will be the primary source of its capital needs in the future. In addition, the Company’s Find.com asset may provide a separate source of funding to the Company through a private or public placement of the Company’s or this subsidiary’s stock. During the six months ended February 28, 2006, the Company’s cash declined $2,124,029 to zero primarily as a result of operating losses and the $250,000 payment made in conjunction with the Find.com acquisition. During the six month period, warrants totaling $378,722 were exercised by their holders. Subsequent to February 28, 2006, the Company has received warrant exercises of $97,534 related the $.85 warrants discussed above.

The Company's principal cash requirements are for selling, general and administrative expenses, employee costs and capital expenditures. Cash used in operating activities was $2,434,615 for the six months ended February 28, 2006. This primarily was as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. A significant financing, increased revenues or cost cutting which will necessitate an alteration in the Company’s strategic plans will be required in the immediate future. The Company invested cash of $358,163 in the Find.com URL purchase and computers and furniture during this period. The Company met its cash requirements during the six months ended February 28, 2006 mainly through the use of its cash on hand, receipt of $378,722 in warrants and options proceeds, $150,000 in proceeds, net of costs and fees, from its sale of 6.4% Convertible Notes, $93,287 in note proceeds from Lion Development, LLC. and $46,741 of note collections, net of note repayments, to a related party.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. The Company can not be certain that additional capital can be attracted or that it will be available, but these or similar circumstances have been encountered by the Company before and it has successfully raised capital. Future offerings, if successful in raising the funds, may be dilutive to existing shareholders who do not participate (pro rata) in these offerings.

Management believes it has sufficient capital resources or plans in place to attract capital to meet projected cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "estimates," "intends," "will" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as the Company's expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include the Company's current plans for improving liquidity and its future acquisition plans. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue; general economic conditions; the ability to integrate acquisitions successfully and without disruptions to normal operations; and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company believes that these forward-looking statements are reasonable; however, investors should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of February 28, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since November 30, 2005, we issued the following unregistered shares:

•
3,495 shares of common stock issued upon the exercise of warrants issued in conjunction with the Series A Preferred Stock exchange offer described above. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act.

•	12,996 shares of common stock issued to a creditor of a company officer (constituting compensation to the officer). Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act.

(b)	None

(c)
The following table provides information about purchases by us and our affiliated purchasers during the quarter ended February 28, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
			Total Number of Shares (or Units)	Maximum Number (or Approximate Dollar Value)
			Purchased as Part of	of Shares (or Units)
	Total Number of Shares (or Units)	Average Price Paid per Share	Publicly Announced Plans or	that May Yet Be Purchased Under the
	Purchased)	(or Unit)	Programs (1)	Plans or Programs (1)
9/01/05-9/30/05	0	$0	0	0
10/01/05-10/31/05	0	$0	0	0
11/01/05-11/30/05	0	$0	0	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of the Company's shareholders was convened on January 19, 2006 and business was completed and the meeting adjourned on February 3, 2006.

(b)	No director elections were included in the business of the meeting.

(c)	Matters voted on at the meeting were as follows:

Proposal 1: Ratification of the appointment of Russell Bedford Stefanou Mirchandani LLP ("RBSM") as the Company's independent public accountants for the fiscal year ending August 31, 2005

For	7,565,380
Against	11,349
Abstained	59

Proposal 2: Ratification of an increase in the number of shares of Common Stock available in the Market Central, In. 2003 Amended and Restated Stock Plan by 7,000,000 additional shares

For	7,534,323
Against	42,464
Abstained	1

Proposal 3: Ratification of the change of Company name to "Scientigo, Inc."

For	7,574,475
Against	2,000
Abstained	313

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Doyal G. Bryant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Clifford A. Clark pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Doyal G. Bryant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Clifford A. Clark pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET CENTRAL, INC.

Date: April 19, 2006	By:	/s/ Doyal G. Bryant

Name: Doyal G. Bryant Title: President and Chief Executive Officer

Date: April 19, 2006	By:	/s/ Clifford A. Clark

Name: Clifford A. Clark Title: Chief Financial Officer