Form 10QSB
period 2006-05-31
Scientigo, Inc.
filed 2006-07-17
CIK 1043933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended May 31, 2006

or

☐     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From                          To

Commission File Number:  0-22969

SCIENTIGO, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	59-3562953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Carmel Road, Suite 205 Charlotte, NC	28226
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (704) 837-0500

Market Central, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 12, 2006
Common Stock, $.001 par value per share	20,787,784 shares

Transitional Small Business Disclosure Format (check one):                       ☐ Yes ☒ No

PART I.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited Condensed Consolidated Financial Statements for the nine months ended May 31, 2006 and May 31, 2005 have been prepared by Scientigo, Inc., a Delaware corporation.

Scientigo, Inc.

Condensed Consolidated Balance Sheets

	Unaudited
	May 31, 2006	August 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$165,783	$2,124,029
Accounts receivable, net of allowance for doubtful accounts of $0 at May 31, 2006 and August 31, 2005	15,379	10,000
Other receivable related party	—	81,090
Notes receivable related parties (Note C)	184,732	378,003
Prepaid expenses and other current assets	46,000	124,777
Total Current Assets	411,894	2,717,899

Property and Equipment:
Furniture, fixtures and office equipment	100,157	69,526
Leasehold improvements	7,657	—
Computers and software	274,332	185,985
	382,146	255,511
Less: accumulated depreciation	(143,338)	(120,349)
Property and equipment, net	238,808	135,162

Other Assets:
Goodwill	745,050	745,050
Deposits and other	—	2,524
Intangible assets, net of accumulated amortization of $138,283 and $64,880 at May 31, 2006 and August 31, 2005, respectively (Note J)	449,759	32,338

Total Other Assets	1,194,809	779,912

Total Assets	$1,845,511	$3,632,973

See accompanying footnotes to the unaudited condensed consolidated financial statements.

Scientigo, Inc.

Condensed Consolidated Balance Sheets

	Unaudited
	May 31, 2006	August 31, 2005
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,486,227	$2,123,810
Note payable to related parties (Note D)	438,435	365,148
Senior convertible notes payable (Note E)	442,129	—
Unearned income	30,000	181,101
Total Current Liabilities	4,396,791	2,670,059
Senior convertible notes payable (Note E)	—	1,354,770
Notes payable long-term (Note D)	610,060	793,921
Other long-term liabilities	755	546

Deficiency in Stockholders’ Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; Series B 350,000 shares issued and outstanding at May 31, 2006 and August 31, 2005 (Note F)	350	350

Common stock, par value $.001 per share; 75,000,000 shares authorized; 20,341,518 and 13,320,992 shares issued and outstanding at May 31, 2006 and August 31, 2005, respectively (Note F)	20,342	13,321
Stock subscription payable	—	102,064
Additional paid-in-capital	52,271,952	43,278,143
Accumulated deficit	(55,454,739)	(44,580,201)
Total Deficiency in Stockholders’ Equity	(3,162,095)	(1,186,323)
Total Liabilities and Deficiency in Stockholders’ Equity	$1,845,511	$3,632,973

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

Revenues, net	$83,160	$4,893
Cost of sales	26,715	—
Gross profit	56,445	4,893

Operating expenses:
Selling, general and administrative	1,620,541	1,028,964
Share-based compensation expense	559,529	—
Depreciation and amortization	40,425	18,615
Total operating expenses	2,220,495	1,047,579

Loss from operations	(2,164,050)	(1,042,686)

Other income (expenses), net	181,092	(9,983)
Interest income (expenses), net	(3,683,623)	(1,091,054)
Total other expenses	(3,502,531)	(1,101,037)

Loss from continuing operations, before income taxes and discontinued operations	(5,666,581)	(2,143,723)

Provision for income taxes	—	—

Loss from continuing operations, before discontinued operations	(5,666,581)	(2,143,723)

Loss from discontinued operations (Note B)	—	(543,329)
Gain from sale of discontinued operation (Note B)	—	552,491

Net loss	$(5,666,581)	$(2,134,561)

Cumulative convertible preferred stock dividend requirements (Note F)	—	(304,523)

Net loss attributable to common shareholders	$(5,666,581)	$(2,439,084)

Net loss per common share (basic and assumed diluted)	$(0.32)	$(0.20)
Continuing operations:	(0.32)	(0.20)
Discontinued operations:	—	(0.00)

Weighted average shares outstanding
Basic and assumed diluted	17,934,970	12,456,895

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

Revenues, net	$125,610	$11,677
Cost of sales	44,285	—
Gross profit	81,325	11,677

Operating expenses:
Selling, general and administrative	4,789,738	2,424,898
Share-based compensation expense	559,529	—
Depreciation and amortization	96,390	41,579
Total operating expenses	5,445,657	2,466,477

Loss from operations	(5,364,332)	(2,454,800)

Other income (expenses), net	89,556	223,822
Interest income (expenses), net	(5,599,762)	(1,193,145)
Total other expenses	(5,510,206)	(969,323)

Loss from continuing operations, before income taxes and discontinued operations	(10,874,538)	(3,424,123)

Provision for income taxes	—	—

Loss from continuing operations, before discontinued operations	(10,874,538)	(3,424,123)

Loss from discontinued operations (Note B)	—	(1,085,432)
Gain from sale of discontinued operation (Note B)	—	552,491

Net loss	$(10,874,538)	$(3,957,064)

Cumulative convertible preferred stock dividend requirements (Note F)	—	(382,712)

Net loss attributable to common shareholders	$(10,874,538)	$(4,339,776)

Net loss per common share (basic and assumed diluted)	$(0.70)	$(0.35)
Continuing operations:	(0.70)	(0.31)
Discontinued operations:	—	(0.04)

Weighted average shares outstanding
Basic and assumed diluted	15,444,917	12,456,895

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Net cash used in operating activities	$(3,009,158)	$(3,165,184)

Net cash used in investing activities	(602,348)	(46,130)

Net cash provided by financing activities	1,653,261	4,584,028

Net increase (decrease) in cash and cash equivalents	(1,958,245)	(1,372,714)
Cash and cash equivalents at beginning of year	2,124,029	344,099

Cash and cash equivalents at end of period	$165,784	$1,716,813

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$314,199	$123,867
Non-cash employee stock-based compensation expense	559,529
Compensation paid in shares to employees	135,300
Non-cash interest expense on convertible notes related to amortization and write-off of beneficial conversion feature and value of warrants	5,209,962	983,558
Cash from private stock sale	180,000
Cash from exercise of warrants/options	1,447,413
Common stock issued in exchange for services rendered	48,000	218,416
Common stock issued in exchange for conversion of notes payable 6.4% notes	250,000
Common stock issued in exchange for conversion of notes payable 10% notes	3,951,498
Common stock issued in connection with acquisition of intangible assets	140,713
Common stock issued in exchange for officer compensation	135,300
Common stock issued in settlement agreement	199,950
Warrants issued in exchange for services rendered	4,250	203,020
Beneficial conversion feature on convertible notes payable recorded as debt discount on the balance sheet	2,561,279	2,388,603
Value of warrants attached to convertible notes recorded as debt discount on the balance sheet	1,439,929	1,397,234
Cash from private issuance of convertible notes	150,000
Preferred shares issued in exchange for debt		1,051,028

Disposal of call center assets:
Notes receivable		971,000
Cash		129,000
Debts assumed by buyer		85,234
Assets disposed		562,743
Net gain on disposal segment		552,491

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SCIENTIGO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three  and nine month periods ending May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated August 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Business and Basis of Presentation

Scientigo, Inc. (the “Company”) is a software and intellectual property enterprise with products in the area of next-generation enterprise search and intelligent enterprise content management. The Company holds multiple patents and patent-pending technologies and has developed a suite of products that provides solutions for managing the significant quantities of electronic information available today, particularly in the area of Enhanced Directory Assistance products.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Convey Systems International, Inc. (“CSI”), and majority-owned subsidiary, Tigo Search, Inc. (“TSI”).  TSI was a wholly-owned subsidiary until November 28, 2005 when the Company acquired the Find.com URL and related intangible assets in a transaction which included issuing the seller 49% of TSI’s common stock. This transaction resulted in the Company being the majority owner, owning 51% of the issued shares of TSI (Note B). The TSI subsidiary was established for the acquisition and development of the Find.com URL and business related to that URL. The business became active in November, 2005. Convey Systems International, Inc. was essentially inactive during the period being reported and was formally dissolved in June, 2006.

The Company sold its ecom subsidiary in August, 2005. The ecom business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for the nine months ended May 31, 2005 have been restated to reflect discontinued operations accounting (Note B). All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest in Subsidiaries

The minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company’s operations as majority owner. Therefore, the balance sheet does not currently include a balance for minority interest.

Stock-based Compensation

In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. This statement amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Prior to the quarter ending May 31, 2006, the Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, prior to the quarter ending May 31, 2006, compensation expense for stock options was measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

The Company has adopted the annual disclosure provisions of FAS No. 148 in its financial reports for the years ended August 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company used the Black-Scholes pricing model prior to August 31, 2005.  Effective September 1, 2005, the Company adopted the Binomial pricing model.

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as compensation expense based on their fair values. Accordingly, no stock-based compensation expense was recognized during the first two quarters of the current fiscal year. Under the provisions of FAS 123R, the estimated fair value of options granted to employees and Directors under the Company’s Stock Option Plan are recognized as compensation expense over the option vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that were unvested on the date of adoption. The Company only recognized compensation expense for the six months ended February 28, 2006 on its income statement as required under APB 25 under the intrinsic value method; however, the Company has provided footnote disclosure of what the expense would have been had FAS 123R been adopted at the beginning of the current fiscal year.

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes and Binomial pricing model assumptions are presented in Note G):

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2006	2005	2006	2005
Net loss - as reported	$(5,666,581)	$(2,134,561)	$(10,874,538)	$(3,957,064)
Deduct: Total stock-based employee compensation expense as determined under fair value-based method (1)	—	(247,937)	(2,184,026)	(557,082)
Net loss - Pro forma	$(5,666,581)	$(2,382,498)	$(13,058,564)	$(4,514,146)
Net loss attributable to common stockholders - Pro forma	$(5,666,581)	$(2,687,021)	$(13,058,564)	$(4,896,858)
Basic (and assuming dilution) loss per share - as reported	$(0.32)	$(0.20)	$(0.70)	$(0.35)
Basic (and assuming dilution) loss per share - Pro forma	$(0.32)	$(0.22)	$(0.85)	$(0.39)

(1)             Net loss for the three and nine months ended May 31, 2006 already included $559,529 of stock-based compensation expense

Under the modified prospective method of transition under FAS 123R, the Company is not required to restate its prior-period financial statements to reflect expensing of share-based compensation under FAS 123R. Therefore, the income statement results for the 2006 periods are not directly comparable to the same periods in the prior year.

The Company did not realize any tax benefits from the exercise of stock options during the three and nine month periods ended May 31, 2006.

For more detail on stock options and warrants and the assumptions used in applying the binomial model, see footnote G.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

NOTE B – ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

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

For the three and nine month periods ended May 31, 2006, the minority interest in Tigo Search, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, the Company’s consolidated net loss, as majority owner, included the net loss from Tigo Search, Inc. This net loss attributable to Tigo Search Inc. was $49,066 and $127,053 for the three and nine month periods ended May 31, 2006, respectively.

ecommerce support centers, inc.

On May 23, 2005, the Company sold substantially all the assets that comprise its call center operations (“ecom”). On August 31, 2005, the Company entered into an agreement to sell all of the outstanding capital stock of ecom to Lion Development Group II, Inc. The financial statements for the nine months ended May 31, 2005 reflect the operating results of the discontinued operations separately from continuing operations. The gain from the sale of the ecom discontinued operation was $552,491 for the periods ended May 31, 2005.

Operating results for the ecommerce support centers, inc. discontinued operations for the three and nine months ended May 31, 2005 were:

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005

Revenues	$1,100,100	$3,977,112
Costs and expenses	(1,595,729)	(4,875,844)
Net loss before tax	(495,629)	(898,732)
Income tax provision (benefit)	—	—
Net loss	(495,629)	(898,732)
Costs related to U.S. Convergion, which was sold by the Company during the fiscal year ended August 31, 2004	(47,700)	(186,700)
Net loss from discontinued operations	$(543,329)	$(1,085,432)

NOTE C - NOTES RECEIVABLE - RELATED PARTIES

At May 31, 2006 and August 31, 2005, the Company has a note receivable from one of its largest shareholders with a balance of $184,732 and $378,003, respectively. This note, which had an original balance of $400,000, matured on May 31, 2006 and is secured by approximately 1,100,000 shares of the Company’s common stock owned by the shareholder. The note does not provide for interest except that the Company received 159,630 shares of its common stock as an inducement to make this loan. These shares were valued at $239,445 and this amount was amortized over the one-year life of the note. Unearned income includes $-0- and $181,101 of unamortized value of these shares at May 31, 2006 and August 31, 2005, respectively. Other income includes $179,584 and $-0- related to this share value for the nine months ended May 31, 2006 and 2005, respectively. The Company has issued the debtor a default notice as the note was not collected as of May 31, 2006. The Company believes it will be able to reach a mutually acceptable payment agreement to collect the remaining outstanding balance of $184,732; therefore, a reserve for bad debts has not been recorded. See Note H for a related note payable to this shareholder.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes Payable at May 31, 2006 and August 31, 2005 are as follows:

	May 31, 2006	August 31, 2005

Note payable to a related party in monthly installments of $20,429 plus interest at LIBOR monthly floating rate plus 2.75%; unsecured; all remaining unpaid amount becomes due in May 2008 (Note H)	$855,208	$1,039,069

Note payable due sixty days after the exchange period (Note B) specified in the Company’s registration statement on Form S-4, with interest at 4.75% secured by a portion of the common stock of Tigo Search, Inc. The expiration date of the exchange offer was March 30, 2006 which results in an original maturity date of this note of May 29, 2006. The parties have agreed to extend the maturity to August 1, 2006 and progress payments are being made.	100,000	—

Note payable on demand to a related party, non-interest bearing; unsecured; maturity date was in May, 2004. The Company repaid the note with Company common stock on May 4, 2006.	—	120,000

Note payable with interest at 6% due June 8, 2006, secured by the Company’s portion, if any, of note receivable from CustomerLinx of NC held by Lion Development, LLC which was part of the Company’s sale of its call center operations and subsequent sale of the stock in the subsidiary which had contained the call center operations	93,287	—
	1,048,495	1,159,069
Less: current portion	(438,435)	(365,148)
Long-term portion	$610,060	$793,921

Aggregate maturities of notes payable as of May 31, 2006 are as follows:

Fiscal years ended:
August 31, 2006		$254,574
August 31, 2007		245,148
August 31, 2008		548,773
Total		$1,048,495

NOTE E - SENIOR CONVERTIBLE NOTES PAYABLE

The Company began offering a 6.4% convertible note (“6.4% Notes”) in April 2005 with an aggregate face value of $6,250,000 and a maturity of May 2007. Subsequent to April 2005, the Company authorized offering up to $7,187,500 aggregate face value of the notes. The 6.4% Notes were offered with a 20% discount, resulting in net proceeds before commissions of $5,000,000 to the Company of the initial offering amount and up to $5,750,000 if fully subscribed. The 6.4% Notes were initially offered only to holders of the Company’s Series A Preferred Stock. Included with the 6.4% Notes were warrants to purchase one share of the Company’s common stock for each $2 of face value of 6.4% Notes sold at an exercise price of $1.00 per share and a term which expires in June, 2010. The 6.4% Notes provide for conversion of the face amount of the notes into the Company’s common stock at $1.3325 per share and they provide for interest to be paid quarterly. The repayment of the 6.4% Notes was secured by a first priority security interest in the Company’s intellectual property granted pursuant to a security agreement entered into by the Company. Upon the payment or conversion of $5,000,000 of the total Principal Amount of the 6.4% Notes, the XML patents owned by Scientigo are to be released from such security interest.

During the nine months ended May 31, 2006, the Company sold an additional $187,500 of 6.4% Notes, and two note holders of the outstanding 6.4% Notes elected to convert $250,000 of the notes into 187,716 shares of the Company’s common stock. As of May 31, 2006 and August 31, 2005, the Company sold 6.4% Notes with a face value of $6,633,950 and $6,446,450 and received net proceeds of $5,307,160 and $5,157,160, respectively. In connection with issuance of the 6.4% Notes, the Company issued warrants to its placement agent in exchange for services and commissions. The exercise prices of these warrants were below the fair market value of the Company’s common stock. The Company has charged an aggregate of $4,250 and $-0- to operations during the nine months ended May 31, 2006 and 2005, respectively in connection with the warrants issued to its placement agent and $7,500 and $-0- in cash payments of commissions on sales of 6.4% Notes during the nine months ended May 31, 2006 and 2005, respectively. Additionally, the Company accounted for and charged to interest expense $37,500 and $-0- during the nine months ended May 31, 2006 and 2005, respectively, in connection with the original 20% discount on 6.4% Notes issued during the period.

During the quarter ended May 31, 2006, holders of $6,214,375 of the 6.4% convertible notes exchanged their notes for a new 10% convertible note (“10% Notes”) with a face amount which did not include the 20% discount that was part of the 6.4% convertible notes. Holders of $3,951,498 of the new 10% convertible notes elected to convert these notes into the Company’s common stock during the quarter ended May 31, 2006.

A summary of convertible notes payable at May 31, 2006 and August 31, 2005 is as follows:

	May 31, 2006	August 31, 2005
Convertible notes payable; 6.4% per annum payable quarterly; due May 31, 2007; note holders have the option to convert unpaid note principal into the Company’s common stock at $1.3325 per share. The note holders are secured by a first priority security interest in the Company’s intellectual property.	$169,575	$6,446,450

Debt Discount – beneficial conversion feature, net of accumulated amortization and write-off of $3,453,451 and $471,439 at May 31, 2006 and August 31, 2005, respectively	(33,098)	(2,948,358)

Debt Discount – value attributable to warrants attached to notes, net of accumulated amortization and write-off of $2,532,648 and $338,766 at May 31, 2006 and August 31, 2005, respectively	(24,999)	(2,143,322)
Total of 6.4% convertible notes	111,478	1,354,770
Less: current portion	111,478	—
Long-term portion of 6.4% convertible notes	$—	$1,354,770

Convertible notes payable; 10% per annum payable quarterly; due May 31, 2007; note holders have the option to convert unpaid note principal into the Company’s common stock at $.90 per share. The note holders are secured by a first priority security interest in the Company’s intellectual property.	$1,020,002	$—
Debt Discount – beneficial conversion feature, net of accumulated amortization and write-off of $2,220,802 and $0 at May 31, 2006 and August 31, 2005, respectively	(340,477)	—
Debt Discount – value attributable to warrants attached to notes, net of accumulated amortization and write-off of $1,091,055 and $0 at May 31, 2006 and August 31, 2005, respectively	(348,874)	—
Total of 10% convertible notes	330,651	—
Less: current portion	330,651	—
Long-term portion of 10% convertible notes	$—	$—
Combined long-term convertible notes	$—	$1,354,770
Combined current portion of convertible notes	$442,129	$—

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the 6.4% and 10% Notes. The Company allocated to additional paid-in capital a portion of the proceeds equal to the intrinsic value of the beneficial conversion feature. The Company recognized and measured an aggregate of $3,486,549 of the proceeds on the 6.4% Notes and $2,561,279 on the 10% Notes, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the 6.4% Note’s maturity period (21 to 25 months) and the 10% Note’s maturity period (14 months) as interest expense unless converted sooner.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 00-27”), the Company recognized the value attributable to the warrants in the amount of $2,557,647 to additional paid-in capital and a discount against the 6.4% Note and $1,439,929 to additional paid-in capital and a discount against the 10% Note. The Company valued the 6.4% Note warrants in accordance with EITF 00-27 using a binomial pricing model (Black-Scholes pricing model prior to August 31, 2005) and the following assumptions: contractual terms of 5 years, an average risk-free interest rate of 3.93%, a dividend yield of 0%, and volatility of 93.3675%. The debt discount attributed to the value of the warrants issued is amortized over the 6.4% Note’s maturity period (21 to 25 months) as interest expense. For the 10% Note warrants, the Company used a binomial pricing model and the following assumptions: contractual terms of 0.4 years, an average risk-free interest rate of 4.33%, a dividend yield of 0%, and volatility of 119.7067%.

The Company amortized the 6.4% Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $248,747 and $151,433 for the three months ended May 31, 2006 and 2005, respectively and $1,885,605 and $151,433 for the nine months ended May 31, 2006 and 2005, respectively. The conversion of the $250,000 in face value of the convertible notes resulted in the write-off of the unamortized portion of the debt discount totaling $179,148 which is also recorded as non-cash interest expense during the nine month period ended May 31, 2006.

The Company amortized the 10% Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $3,311,857 for both the three months and nine months ended May 31, 2006 and $0 for both the three months and nine months ended May 31, 2005. The conversion of $3,926,497 of the convertible notes resulted in the write-off of the unamortized portion of the debt discount totaling $3,196,965, which is also recorded as non-cash interest expense during the three month and the nine month periods ended May 31, 2006.

Aggregate maturities of senior convertible notes as of May 31, 2006 are as follows:

	6.4%	10%

2007	$169,575	$1,020,002
Total	$169,575	$1,020,002

NOTE F - CAPITAL STOCK

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with $.001 par value per share and 10,000,000 shares of preferred stock with $.001 par value per share. As of May 31, 2006 and August 31, 2005, the Company had 20,341,518 and 13,320,992 shares of common stock issued and outstanding, respectively, an increase of 7,020,526 shares, and 350,000 and 350,000 shares of Series B Preferred Stock issued and outstanding, respectively. Below is a chart detailing the shares issued since August 31, 2005.

Description	Number of Shares
Conversion of $3,951,498 of 10% convertible notes at $.90 per share	4,390,553
Exercise of “A” warrants at $.85 per share	1,066,420
Exercise of other warrants at $.85 per share	568,002
Shares issued as new subscription in private sale at $.80 per share	225,000
Conversion of $250,000 face value of 6.4% convertible notes at $1.3325 per share (Note E)	187,617
Shares issued to former employee and charged to compensation expense; valued at $92,300	130,000
Shares issued at $.96 per share in settlement agreement with related party that resulted in elimination of note payable of $120,000	125,000
Shares issued in conjunction with the acquisition of Find.com valued at $140,713 (Note B)	112,570
Shares issued in conjunction with lawsuit settlement for which accrual was made at August 31, 2005 valued at $79,950	60,000
Exercise of preferred stock warrants at $.85 per share	55,460
Shares issued in conjunction with a financial consulting and services agreement valued at $48,000	50,000
Shares issued to a third party and included in compensation expense and treated as compensation to one of the Company’s executive officers; valued at prices ranging from $.942 to $1.30 per share for a total value of $43,000	36,906
Exercise of warrants at $1.00 per share	11,562
Exercise of stock options by former employees	1,436

TOTAL	7,020,526

Preferred Stock

In December 2003, the Company’s Board of Directors designated 2,251,407 shares of Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”) and 350,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (the “Series B Preferred Stock”). Both Series A Preferred Stock and Series B Preferred Stock have a liquidation preference that is senior to the Company’s Common Stock. In December 2003, the Company approved a private placement offering of up to $3,000,000 of its authorized Series A Preferred Stock at $1.3325 per share. The Series A Preferred Stock was convertible into one share of the Company’s common stock after a one-year period from the date of issuance.

The Series A Preferred Stock provided for a 4% annual cumulative dividend, that was payable when declared by the Company’s Board of Directors and was payable in shares of the Series A Preferred Stock. In August 2005, pursuant to an exchange offer, the Company converted all of the previously issued and outstanding Series A Preferred Stock and accrued unpaid dividends into Common Stock. The issuance of common stock settled in full the cumulative preferred stock dividends; during the three months ended November 30, 2004, these dividends totaled $32,552.

The Series B Preferred Stock is convertible into common stock at the lesser of $1.75 per share or 80% of the lowest bid price for the common stock in the 10 business days preceding the conversion but it cannot be less than 50% of the $1.75 or $.875. This results in the conversion of a maximum of 4,000,000 shares and a minimum of 2,000,000 shares of the Company’s common stock. The Series B Preferred Stock holders also have an option to acquire additional common shares in an amount to permit the conversion rights plus this option to result in a total of 4,000,000 shares of the Company’s common stock.

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at May 31, 2006, after giving effect to 1:10 reverse split in common stock in February, 2003:

	Options Outstanding			Options Exercisable
Weighted Average
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$ .01-$3.35	8,073,821	2.98	$1.84	4,082,990	$1.67

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	1,065,927	$2.06
Granted	5,400,802	2.03
Exercised	(235,970)	.01
Cancelled	(429,335)	2.88
Outstanding at August 31, 2005	5,801,424	$2.03
Granted	2,875,000	1.44
Exercised (Note F)	(1,436)	.01
Cancelled	(601,167)	1.98
Outstanding at May 31, 2006	8,073,821	$1.84

Total stock-based compensation expense recognized in the consolidated statement of losses for the three and nine months ended May 31, 2006 was $559,529, net of tax effect.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees, consultants and shareholders at May 31, 2006 after giving effect to 1:10 reverse split in common stock in February, 2003.

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$0.00 - $.84	25,000	2.73	$0.01	25,000	$.01
$0.85 - $2.99	10,106,022	1.35	0.96	10,106,022	0.96
$3.00 - $11.88	1,000,000	1.27	3.24	1,000,000	3.24
	11,131,022	1.35	$1.16	11,131,022	$1.16

Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	4,746.997	$3.12
Granted	10,568,118	1.23
Exercised	(461,300)	0.89
Cancelled	(2,681,170)	0.45
Outstanding at August 31, 2005	12,172,645	$1.29
Granted	3,940,314.86
Exercised (Note F)	(1,701,444)	0.85
Cancelled	(3,280,493)	1.38
Outstanding at May 31, 2006	11,131,022	$1.16

The Company used the Black-Scholes pricing model prior to August 31, 2005. Effective September 1, 2005, the Company adopted the binomial option price model. The weighted-average fair value of stock options and warrants granted to employees, consultants and shareholders during the three months ended May 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values are as follows:

	2006	2005
Significant assumptions (weighted average):
Risk free interest rate at grant date	3.94 – 4.34%	2.04%
Expected stock price volatility	119 – 176%	122%
Expected dividend payout	—	—
Expected life-years (a)	0.3 – 5.0	4.0 – 8.0

(a) The expected option/warrant life is based on the anticipated expected lives.

During the nine month periods ended May 31, 2006 and 2005, the Company charged to operations compensation expenses in connection with granting warrants in exchange for services rendered in the amount of $4,250 and $0, respectively. During the period ended May 31, 2006, the Company also granted 93,750 and 3,623,558 warrants to the noteholders in connection with issuance of its 6.4% convertible notes and 10% convertible notes, respectively (Note E). The Company recognized the value attributable to the warrants in the amount of $75,560 and $1,439,929 to additional paid-in capital and a discount against the 6.4% convertible notes and the 10% convertible notes, respectively (Note E).

During the three months ended May 31, 2006, the Company issued 3,623,558 A warrants and 3,080,000 B warrants in conjunction with the Exchange Offer of 6.4% convertible notes for 10% convertible notes (which is more fully described in Note E). The A warrants have an exercise price of $.85 and an expiration date of August 27, 2006. For each A warrant exercised, one B warrant expires. The B warrants are exercisable beginning March 30, 2007, have an exercise price of $1.00 and an expiration date of June 30, 2010.

NOTE H – OTHER RELATED PARTY TRANSACTIONS

In November, 2004, a series of transactions and agreements with two significant shareholders of the Company resulted in one of these shareholders assuming $1,250,000 of the Company’s bank debt. In exchange for this note assumption, the Company issued a $1,250,000 unsecured note payable to the shareholder. This note payable had a balance of $855,208 and $1,039,069 at May 31, 2006 and August 31, 2005 respectively. This note assumption also provided for the Company to make a $400,000 loan to this shareholder. See Note C for further information on this note receivable.

During the nine months ended May 31, 2005, the Company provided services through its ecom subsidiary to a company owned by a former director of the Company. All of the revenue from these services was included in the loss from discontinued operations during the year ended August 31, 2005. The amount of revenue included in this loss from discontinued operations is $151,616 from Cheapseats, Inc.

Jones Byrd & Attkisson, Inc. (“JBA”) has acted as placement agent for the Company’s Series A Preferred Stock, the 6.4% Senior Convertible Notes Payable, the 10% Senior Convertible Notes Payable and private stock sales. One of JBA’s principals is a director of the Company. In connection with such offerings, as well as warrant exercise solicitation services,  the Placement Agent received $227,305 in cash commissions and warrants to purchase 15,000 shares of the Company’s common stock at a cashless exercise price of $1.00 during the nine months ended May 31, 2006. For the fiscal year ended August 31, 2005, this placement agent received $803,207 in cash compensation and warrants to purchase 1,817,887 shares of common stock at cashless exercise prices ranging from $1.00 to $1.3325. Additionally, we have agreed to pay fees to JBA, if allowed by applicable state law, in the event that holders convert certain notes or exercise certain warrants.  JBA’s former CFO is an investor in the Company’s 10% Senior Convertible Notes ($150,000) and joined the Company as its Chief Operating Officer in September, 2005.

On May 2, 2006, J. Pope Jones, a principal of JBA, and the Company entered into an agreement providing for Mr. Jones to provide investor relations services to us. Pursuant to this agreement, we will issue warrants to Mr. Jones for 300,000 common stock shares for a term expiring May 1, 2011 at an exercise price of $1.35 per share. Such warrants vest 25,000 per month during each month that such agreement remains in effect, beginning June 1, 2006. The agreement is terminable by either party at its sole discretion upon one day’s notice.

As of May 31, 2006, our officers and senior management have advanced cash to the Company; such advances have an outstanding balance of approximately $79,500. Additionally, certain of our officers and managers have deferred salary in the aggregate gross amount of $163,332.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

In April, 2004, iGate, Inc. (“iGate”) filed a complaint against Gibralter Publishing, Inc. (“Gibralter”) and the Company in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that the Company was liable to iGate in the amount of approximately $725,000. iGate asserted that Gibralter owed this sum to iGate and by virtue of an alleged fraudulent conveyance,

iGate asserts that a fraudulent conveyance occurred when Gibralter forgave $5,000,000 in liabilities of a wholly-owned subsidiary of the Company which were guaranteed by the Company in exchange for the Company’s issuing to Gibralter shares of its Common Stock and warrants to purchase Common Stock. In May, 2004, a default was entered against the Company. In November, 2004, the court vacated the default and granted the Company leave to answer to the complaint. The Company filed its answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. In May, 2006, the Company signed a Settlement Agreement with iGate, Gibralter, Edward Bohn, and Terrance Leifheit. As part of the settlement, the Company agreed to pay iGate $325,000 on or before June 30, 2006. As of the date of this filing, the Company has not paid the settlement amount due iGate and has defaulted on the Settlement Agreement. In the event it is not paid within a 15-day cure period, the Company is required to pay $400,000. The Company was also required to issue 125,000 common shares to Edward Bohn. Also, as part of the settlement, Mr. Leifheit and/or Gibralter are required to pay $25,000 to iGate. During the nine months ended May 31, 2006, the Company has accrued $325,000 per the terms of the settlement agreement.

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc.

In a litigation related to the iGate complaint, Edward Bohn filed a Complaint in June, 2005, to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effort against the Company, to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against the Company and ecom, except for injunctive relief relating to the issuance of the Company’s stock. As was noted above, the Company signed a joint Settlement Agreement with iGate, Mr. Bohn, Gibralter and Mr. Leifheit whereby 125,000 shares of common stock were issued to Mr. Bohn.

In May, 2005, the Company was notified by a software license monitoring group that it was not in compliance with certain computer software licensing agreements. The Company believes that it has meritorious defenses to the allegations and intends to vigorously defend itself against the claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2005, a former employee of U. S. Convergion, Inc., a subsidiary of Scientigo, who was employed in 2002, filed a complaint against the Company in the Circuit Court of Mobile County, Alabama: Lucius L. Patterson v. Market Central, Inc., Case No. CV-04-0263. The suit seeks unpaid salary, wages, other compensation and expenses. Punitive damages are also sought. In June 2006, an amended complaint was filed adding two additional former employees (Tom Maddux and David McKeever), who have made essentially the same claims against the Company. The Company intends to vigorously defend itself against these claims. Because very little discovery has been conducted, it is too early to make any assessments concerning financial exposure.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE J - INTANGIBLE ASSETS AND GOODWILL

The Company has adopted FAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. The estimate of fair value of the intangible assets acquired was based on management’s estimates. Goodwill relates to the acquisition of Pliant Technologies in July, 2003.

On November 28, 2005, the Company entered into a transaction whereby, in exchange for 49% of Tigo Search, Inc. and $250,000 in cash, issuance of a promissory note in the amount of $100,000 (Note D) and 112,570 shares of the Company’s common stock, valued at $140,713 (Note F), the Find.com URL and certain other related intangible assets would be owned by the Company’s majority-owned subsidiary, Tigo Search, Inc. The Find.com URL acquired is determined to have an estimated useful life of five years. The Company amortizes the acquired intangible assets on a straight-line basis over the estimated useful lives of the assets.

Total identifiable intangible assets acquired and their carrying values at May 31, 2006 and August 31, 2005 are:

	May 31, 2006				August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Wtd Avg Amortization in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Wtd Avg Amortization in Years
Patents and trademarks	$97,319	$89,212	$8,107	3.0	$97,218	$64,880	$32,338	3.0
Domain name and other	490,723	49,071	441,652	5.0	—	—	—	5.0

Total	$588,042	$138,283	$449,759		$97,218	$64,880	$32,338

Estimated amortization expense as of May 31, 2006 is as follows:

2006	$98,143
2007	98,143
2008	98,143
2009	98,143
2010 and after	57,187
Total	$449,759

NOTE K – OTHER INCOME (EXPENSE)

During the nine months ended May 31, 2006 and 2005 other income (expense) totals $89,556 and $223,822, respectively, which includes other income of $250,303 and $235,661 during the periods, respectively, relating to the Company’s settlement of vendor obligations for amounts less than originally agreed to. Due to the Company’s financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than originally had been agreed to. During the nine months ended May 31, 2006, income of $179,584 is included in other income related to the amortization of the $239,445 prepayment of interest on the related party note receivable (Note C). Anticipated settlement costs relating to certain litigation of $339,950 is included in the nine months ended May 31, 2006.

NOTE L – SUBSEQUENT EVENTS

Effective June 5, 2006, Mr. Dennis H. Bunt joined the Company as Chief Financial Officer. Effective June 5, 2006, Mr. Clifford A. Clark resigned from the Company as Chief Financial Officer and from employment with the Company. These events are more fully described in an 8-K filed with the SEC by the Company on May 19, 2006, which is incorporated by reference herein.

On June 8, 2006, the Company entered into a definitive license agreement with Global Directory Solutions, LLC pursuant to which the Company acquired a worldwide, perpetual license to certain technology of the licensor.  In consideration of the licenses granted to the Company, Global Directory Solutions, LLC is to receive 181,250 shares of the Company’s common stock and a cash license fee following the Company’s completion of a financing transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Scientigo, Inc. (the “Company”) is a software and intellectual property enterprise with products in the area of next-generation enterprise search and intelligent enterprise content management. The Company holds multiple patents and patent-pending technologies and has developed a suite of products that provides solutions for managing the significant quantities of electronic information available today, particularly in the area of Enhanced Directory Assistance products.

The Company has one wholly-owned subsidiary, Convey Systems International, Inc. and one majority-owned subsidiary, Tigo Software, Inc. Convey Systems International, Inc. was essentially inactive during the period being reported and was formally dissolved in June, 2006.

The Company’s unaudited condensed consolidated financial statements are presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The unaudited condensed consolidated financial statements do not include, nor does management feel it necessary to include, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2006 TO THE THREE MONTHS ENDED MAY 31, 2005

Revenues from continuing operations for the three months ended May 31, 2006 and 2005 were $83,160 and $4,893, respectively. The sales during 2006 are attributable to professional services provided by the Company. Sales during 2005 related to software products and the related sales of certain preliminary licenses and “proof of concept” work for clients. Increases or decreases from the prior period are not meaningful at this level of activity. Cost of sales during 2006 of $26,715 related directly to third-party vendors engaged in professional services work. The Company’s focus on its Find.com asset and the exploitation of its intellectual property and related software products has just begun to provide revenu e. Operated by the Company’s subsidiary, Tigo Search, Inc., Find.com’s easy-to-remember website is designed to use topification technology and intelligent search to help users “find” information over the Internet faster and more efficiently.

The net loss increased from $2,134,561 for the three months ended May 31, 2005 to $5,666,581 for the three months ended May 31, 2006. The major reasons for the loss increase are 1) increase in non-cash interest expense of $2,589,546; 2) non-cash share-based compensation expense of $559,529; and 3) increase in selling, general and administrative expenses of $591,577. See details below.

Operating expenses were $2,220,495 and $1,047,579 during the three month periods ended May 31, 2006 and 2005, respectively. The increase in operating expenses from 2005 to 2006 is $1,172,916 or 112% over the prior year period, and relates to growth in expenses in several areas which is consistent with the Company’s increased activities related to commercialization of its products, intellectual property and acquisition of Find.com, as well as a new expense beginning this quarter, share-based compensation expense of $559,529, a non-cash expense recognized per FAS123 and 123R. Salaries and related personnel costs (including share-based compensation expense) increased from $404,240 to $1,358,604 from 2005 to 2006 and account for $954,364 or 81% of the growth in operating expenses since the prior year. This growth is attributable to increases in management and marketing personnel, field engineers and additional development staff needed to exploit the Company’s new Find.com asset and expanded development efforts related to the Company’s software products, as well as share-based compensation expense, as disclosed above. Legal expenses increased from $264,430 in 2005 to $294,582 in 2006. This increase of $30,152 is 3% of the increase in operating expenses. Expenses related to business and sales consultants and outsourced software development efforts grew from $147,995 in the 2005 period to $164,245 in 2006; this growth of $16,250 represents 1% of the total growth in operating expenses. Administrative costs relating to investor and public relations, director and officers insurance, director compensation and related costs increased from $142,477 in 2005 to $314,627 in 2006. This growth of $172,150 is 15% of the increase in operating expenses from the prior year’s quarter.

Depreciation and amortization were $40,425 and $18,615 for the three month periods ended May 31, 2006 and 2005, respectively. This expense includes $8,109 of amortization expenses related to the Company’s patent portfolio and $24,536 related to amortization of the Company’s Find.com URL.

Interest expense increased significantly from $1,091,054 to $3,683,623 during the three months ended May 31, 2005 and 2006, respectively. This increase of $2,592,569 is attributable to non-cash interest expense related to debt discount and the beneficial conversion feature of $3,573,104 in the current year versus $983,558 of non-cash interest expense in the prior year, which is more fully disclosed in Note E.

Other income (expense) was $181,092 and $(9,983) for the three months ended May 31, 2006 and 2005, respectively. In the 2006 quarter, other income includes $59,861 of income related to the amortization of the loan discount and related interest on the $400,000 loan to a shareholder over the one-year life of the loan (NOTE C), $200,303 of income related to the Company’s settlement of vendor obligations for amounts less than originally expensed in prior years, and $4,181 of payments from a factor for receivables related to one of the Company’s former subsidiaries, and is net of $75,000 of expense recorded in the current quarter related to settlement of the iGate litigation. Due to the Company’s financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than originally had been agreed to.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2006 TO THE NINE MONTHS ENDED MAY 31, 2005

Revenues from continuing operations for the nine months ended May 31, 2006 and 2005 were $125,610 and $11,677, respectively. The sales during 2006 are attributable to professional services provided by the Company. Sales during 2005 related to software products and the related sales of certain preliminary licenses and “proof of concept” work for clients. Cost of sales during 2006 of $44,285 related primarily to third-party vendors engaged in professional services work. The Company’s focus on its Find.com asset and the exploitation of its intellectual property and related software products has just begun to provide revenue. Operated by the Company’s subsidiary, Tigo Search, Inc., Find.com’s easy-to-remember website is designed to use topification technology and intelligent search to help users “find” information over the Internet faster and more efficiently.

The net loss from continuing operations increased from $3,424,123 to $10,874,538 for the three months ended May 31, 2005 and May 31, 2006, respectively. The major reasons for the increase are 1) an increase of $4,226,404 in non-cash interest expense; 2) $559,529 of non-cash stock-based compensation expense; and 3) $2,364,840 in increased selling, general and administrative expenses. The details of these increases are more fully explained below.

Operating expenses were $5,445,657 and $2,466,477 during the nine month periods ended May 31, 2006 and 2005, respectively. The increase in operating expenses from 2005 to 2006 is $2,979,180, or 121% over the prior year period, and relates to growth in expenses in several areas which is consistent with the Company’s increased activities related to commercialization of its products, intellectual property and acquisition of Find.com. Salaries and related personnel costs increased from $954,349 to $2,629,105 from 2005 to 2006 and account for $1,674,756 or 56% of the growth in operating expenses since the prior year. The $1,674,576 increase includes $559,529 of non-cash share-based compensation expense, incurred for the first time by the Company as it applies FAS 123 and 123R accounting standards (Note A). This growth is also attributable to increases in management and marketing personnel, field engineers and additional development staff needed to exploit the Company’s new Find.com asset and expanded development efforts related to the Company’s software products, as well as share-based compensation expense, as disclosed above. Legal expenses increased from $563,667 in 2005 to $1,184,592 in 2006. This increase of $620,925 is 21% of the increase in operating expenses and is attributable primarily to significant legal work related to the Company’s registration statements on Form S-4/SB-2 and intellectual property-related services.  Expenses related to business and sales consultants and outsourced software development efforts decreased from $554,794 in the 2005 period to $466,855 in 2006. This decrease of $87,939 represents -3% of the increase in operating expenses. Administrative costs relating to investor and public relations, director and officers insurance, director compensation and related costs increased from $415,597 in 2005 to $1,187,035 in 2006. This growth of $771,438 from 2005 to 2006 is 26% of the increase in operating expenses from the prior year’s quarter.

Depreciation and amortization were $96,390 and $41,579 for the nine month periods ended May 31, 2006 and 2005, respectively. This expense includes $24,330 of amortization expenses related to the Company’s patent portfolio during both periods shown and $49,071 related to amortization of the Company’s Find.com URL.

Interest expense increased significantly from $1,193,145 to $5,599,762 during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. This increase of $4,406,617 is attributable to non-cash interest expense related to debt discount and the beneficial conversion feature write-offs of $5,209,962 which relate to the 6.4% convertible notes and the 10% convertible notes more fully described in Note E. This compares to non-cash interest expense related to debt discount and beneficial conversion feature write-offs on the 6.4% Notes of $983,558 in the prior year.

Other income (expense) was $89,556 and $223,822 for the nine months ended May 31, 2006 and 2005, respectively. In 2006, other income (expense) includes $325,000 of expense related to settlement of the iGate litigation and $179,584 of income related to the amortization of the loan discount and related interest on the $400,000 loan to a shareholder over the one-year life of the loan (NOTE C). Also included in 2006 is $250,303 of income related to Company’s settlement of vendor obligations for amounts less than originally expensed in prior years. Due to the Company’s financial condition during recent years, certain vendor obligations are in arrears and these vendors have agreed to accept reduced amounts to settle the debts than originally had been agreed to.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not currently generating positive cash flow and has been able to obtain only enough capital to pay critical operating costs for the current fiscal year. Despite these factors, the Company believes that plans are in place that will provide the foundation to stabilize the current situation and provide capital to continue the development of the Company’s products, commercialize its enterprise search and content management software products and progress with the intellectual property opportunities. For the nine months ended May 31, 2006, proceeds of $1,447,413 were received from the exercise of 1,701,444 common stock warrants and 1,436 options and $180,000 was received from the sale of 225,000 common shares in a private transaction. Subsequent to May 31, 2006, the Company has received $363,472 in cash from exercises of warrants to purchase 239,379 shares and private sales of 200,000 shares of common stock. Continued exercise of warrants and sales of stock cannot be assured, and past exercises and stock sales were only an interim solution for the Company’s capital needs. The Company needs to attract new capital sources in the near future or it may need to curtail or cease operations.

The Company’s principal cash requirements are for selling, general and administrative expenses, employee costs and capital expenditures. The Company’s cash balance as of May 31, 2006 was $165,783. Cash used in operating activities was $3,009,158 and $574,543 for the nine and three months ended May 31, 2006 respectively. This primarily was as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. A significant financing, increased revenues or cost cutting which will necessitate an alteration in the Company’s strategic plans will be required in the immediate future. The Company invested cash of $602,348 in the Find.com URL purchase, computers and furniture, and other investing activities during this period. The Company met its cash requirements during the nine months ended May 31, 2006 mainly through the use of its cash on hand, receipt of $1,447,413 in warrants and options proceeds, $180,000 in private stock sales, and $93,287 in note proceeds from Lion Development, LLC (NOTE D).

On April 3, 2006, we announced the results of our exchange offer to all holders of our 2005 6.4% Senior Convertible Notes and Warrants to Purchase Common Stock. Out of the $6,633,950 in face value of the 6.4% Notes sold, $6,383,950 were outstanding at the time of the exchange offer. Of those, the holders of $6,214,375 face value tendered their 6.4% Notes for exchange, constituting 97.3% of the outstanding Notes. All tendered 6.4% Notes were accepted by Scientigo and $4,971,500 face value of its 10% A Notes were issued in exchange. Additionally, holders of 3,080,000 warrants to purchase Common Stock, that were issued with the 6.4% Convertible Notes, tendered their warrants (97.3% of those outstanding) and received 3,623,558 A Warrants and 3,080,000 B Warrants in exchange. As of May 31, 2006, $3,951,498 of our 10% A Notes had been converted into 4,390,553 shares of common stock at the $0.90 per share conversion price. This conversion represents 79% of the A Notes that were issued on March 30, 2006, in exchange for 6.4% Senior Convertible Notes. No conversions have occurred subsequent to May 31, 2006. As of May 31, 2006, 1,066,420 “A” Warrants were exercised at a per share price of $.85 and we issued an aggregate of 1,066,420 shares of common stock.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. The Company can not be certain that additional capital can be attracted or that it will be available. Future offerings, if successful in raising the funds, may be dilutive to existing shareholders who do not participate (pro rata) in these offerings.

Management believes it has plans in place to attract capital to meet projected cash flow deficits. However, if we are not successful in raising sufficient capital resources, this will have a material adverse effect on our business, results of operations liquidity and financial condition.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Critical Accounting Estimates

We identified, in our Annual Report on Form 10-KSB for the year ended August 31, 2005, our most critical accounting policies and estimates upon which our financial status depends. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended May 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” “will” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as the Company’s expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include the Company’s current plans for improving liquidity and its future acquisition plans. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue; general economic conditions; the ability to integrate acquisitions successfully and without disruptions to normal operations; and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission. The Company believes that these forward-looking statements are reasonable; however, investors should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

As previously reported, on June 5, 2006, Dennis H. Bunt became our new Chief Financial Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of the new Chief Financial Officer has been successful.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

In April, 2004, iGate, Inc. (“iGate”) filed a complaint against Gibralter Publishing, Inc. (“Gibralter”) and us in the U.S. District of the Eastern District of North Carolina, Southern Division, claiming that we were liable to iGate in the amount of approximately $725,000. iGate asserted that Gibralter owed this sum to iGate and by virtue of an alleged fraudulent conveyance, iGate asserts that a fraudulent conveyance occurred when Gibralter forgave $5,000,000 in liabilities of a wholly-owned subsidiary of ours which we guaranteed in exchange for our issuing to Gibralter shares of our Common Stock and warrants to purchase Common Stock. In May, 2004, a default was entered against us. In November, 2004, the court vacated the default and granted us leave to answer the complaint. We filed our answer and asserted affirmative defenses alleging absolute defenses to the claims of iGate. In May, 2006, we signed a Settlement Agreement with iGate, Gibralter, Edward Bohn, and Terrance Leifheit. As part of the settlement, we agreed to pay iGate $325,000 on or before June 30, 2006. As of the date of this filing, we had not paid the settlement amount due iGate and have defaulted on the Settlement Agreement. In the event this amount is not paid within a 15-day cure period, we are required to pay $400,000. We were also required to issue 125,000 common shares to Edward Bohn. Also, as part of the settlement, Mr. Leifheit and/or Gibralter are required to pay $25,000 to iGate. During the nine months ended May 31, 2006, we accrued $325,000 per the terms of the settlement agreement.

Edward Arthur Bohn vs. Terrence Jude Leifheit; E-Commerce Support Center, Inc.; Gibralter Publishing, Inc; Global Demand Publishing, Inc.; Sky Investments of Jacksonville, Inc.; Jan Kaster and Market Central, Inc. In a litigation related to the iGate complaint, Edward Bohn filed a Complaint in June, 2005, to initiate the above-captioned action, and obtained a Temporary Restraining Order on the same day. Subsequently, Edward Bohn modified the Temporary Restraining Order to limit its effect against us to enjoin the Company from issuing its stock to Terrence Jude Leifheit. Subsequently, an Amended Complaint was filed by Edward Bohn to dismiss all counts against us and ecom, except for injunctive relief relating to the issuance of shares of our stock. As described above, we signed a joint Settlement Agreement with iGate, Mr. Bohn, Gibralter and Mr. Leifheit whereby 125,000 shares of common stock were issued to Mr. Bohn.

In May 2005, the Company was notified by a software license monitoring group that it was not in compliance with certain computer software licensing agreements. The Company believes that it has meritorious defenses to the allegations and intends to vigorously defend itself against the claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2005, a former employee of U. S. Convergion, Inc., a subsidiary of Scientigo, who was employed in 2002, filed a complaint against the Company in the Circuit Court of Mobile County, Alabama: Lucius L. Patterson v. Market Central, Inc., Case No. CV-04-0263. The suit seeks unpaid salary, wages, other compensation and expenses. Punitive damages are also sought. In June 2006, an amended complaint was filed adding two additional former employees (Tom Maddux and David McKeever), who have made essentially the same claims against the Company. The Company intends to vigorously defend itself against these claims. Because very little discovery has been conducted, it is too early to make any assessments concerning financial exposure.

We are subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Since February 28, 2006, we issued the following unregistered equity securities:

•                  71,450 shares issued on exercise of warrants. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  425,000 shares issued on new sales of common stock and 106,250 warrants in a private sale. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  187,617 shares issued to 6.4% convertible note holders on conversion of their notes to common stock. Such restricted shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

•                  Pursuant to a technology license agreement we entered into with Global Directory Solutions LLC, dated June 8, 2006, we issued them 181,250 shares of our common stock. We issued these options pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  130,000 shares valued at $.71 per share issued to a former employee and charged to operations as compensation expense. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  125,000 shares issued to a related party in a settlement agreement. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  50,000 shares issued in conjunction with a financial consulting and services agreement. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  36,906 shares issued to a third party and included as compensation to one of the Company’s officers. Such restricted shares were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

•                  On May 2, 2006, we issued warrants to Mr. J. Pope Jones, a principal of JBA, to purchase 300,000 shares of common stock at a per share exercise price of $1.35 for a term expiring May 1, 2011. Such warrants vest in installments of 25,000 per month during each month that such agreement remains in effect, beginning June 1, 2006. We issued these securities in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended May 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

3/01/06 – 3/31/06	0	$0	0	0
4/01/06 – 4/30/06	0	$0	0	0
5/01/06 – 5/31/06	0	$0	0	0

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) None

ITEM 5. OTHER INFORMATION

Effective June 5, 2006, Mr. Clifford Clark resigned as Chief Financial Officer of the Company to pursue other professional opportunities. Further, on June 5, 2006, Mr. Dennis H. Bunt, CPA was appointed the new Chief Financial Officer of the Company. Pursuant to the terms of an offer letter, Mr. Bunt will receive a starting salary of $120,000 annually. He also will be entitled to up to $30,000 per year in performance-based incentives and was granted options to purchase 300,000 shares at a per share exercise price of $1.35. An additional management incentive option of up to 300,000 shares based upon performance and contributions to the Company’s success will also be granted to Mr. Bunt at a later date. Mr. Bunt is also eligible for standard benefits and a moving/relocation allowance of $7,500.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Dated	Exhibit

10.1	Offer Letter to Dennis H. Bunt, dated May 9, 2006				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIGO, INC.

Date: July 17, 2006	By:	/s/ Doyal G. Bryant
		Name:	Doyal G. Bryant
		Title:	President and Chief Executive Officer

Date: July 17, 2006	By:	/s/ Dennis H. Bunt
		Name:	Dennis H. Bunt
		Title:	Chief Financial Officer